Form 10-K
period 1995-04-30
GOODHEART WILLCOX CO INC
filed 1995-08-28
CIK 42504

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)

  X
-----
                Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934 [Fee Required]
                   For the fiscal year ended April 30, 1995.

                                       or

-----
              Transition report pursuant to Section 13 or 15(d) of
             The Securities Exchange Act of 1934 [No Fee Required]
                  For the transition period from        to

                                                   Commission File Number 0-7276

                       THE GOODHEART-WILLCOX COMPANY, INC.,
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                     36-2135994
--------------------------------         -------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
incorporation or organization)           No.)

     123 West Taft Drive, South Holland, Illinois      60473-2089
------------------------------------------------------------------------
       (Address of principal executive office)         (Zip Code)

Registrant's telephone number, including area code    (708) 333-7200
                                                   --------------------

Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each Exchange on
Title of each Class                     which registered
-------------------                 ------------------------

     None                                     None
-------------------                 ------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES     X                                        NO
             -------                                        -------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be

                                  (continued)
contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 1, 1995, (within 60 days prior to the date of filing) was approximately $5,659,836.

         The number of shares of the registrant's common stock, $1.00 par value per share outstanding, as of April 30, 1995 was 747,900.


                      DOCUMENTS INCORPORATED BY REFERENCE


1. Annual Report to Stockholders for fiscal year ended April 30, 1995, ("1995 Annual Report").

2. Proxy Statement for Annual Meeting of Stockholders, July 11, 1995, ("Proxy Statement").

3. Registration Statement, Form S-1, File No. 2-45113, dated July 25, 1972, ("Registration Statement").


Part II
         Item 5  -  1995 Annual Report        Page     13
         Item 6  -  1995 Annual Report        Pages  2-13, Inside front cover
         Item 7  -  1995 Annual Report        Pages  2-13
         Item 8  -  1995 Annual Report        Pages  2-13

PART III
         Item 10 -  1995 Proxy Statement      Pages  2-7
         Item 11 -  1995 Proxy Statement      Pages  5-7
         Item 12 -  1995 Proxy Statement      Pages  4-5

PART IV
         Item 14 -  1995 Annual Report        Pages  2-13
         Exhibit Index                        Pages 12-13

                                     PART I


Item I.  Business

(a)      General Development of Business

         The Company was reorganized as a Delaware corporation in 1972. The Company publishes textbooks and workbooks for junior and senior high schools, vocational, technical and private trade schools, colleges and universities. Its books are also used for apprentice training, adult education, home study and by do-it-yourselfers. The current catalogs list approximately 413 texts, workbooks, computer software supplements, instructor's guides, and other supplements published by the Company, including such subjects as Trade and Industry, Technical, Family and Consumer Sciences, and Technology. There has been no material change in the general development of the Company's business since the beginning of the fiscal year.

(b)      Financial Information About Industry Segments

         During the last three fiscal years, the registrant has been engaged in only one business segment, the publication of textbooks, workbooks, guides and computer software supplements for sale primarily to educational institutions.

(c)      Narrative Description of Business

         The publishing activities of the Company encompass the search for and development of authors to create manuscripts, assisting authors in the preparation of their product, editing manuscripts, designing textbooks and arranging for art work and illustrations, contracting for printing and binding, and marketing its textbooks. The Company contracts for all plates, offset printing and binding requirements with suppliers and contractors which generally serve the book publishing industry. The Company purchases its paper requirements principally from 2 sources, although a number of other sources are available.

         During the past fiscal year the Company published 8 new texts, 14 new supplements to accompany established texts, 15 textbook revisions and 14 supplement revisions. Changes in technology require periodic revisions of existing titles. Books used primarily by schools are revised frequently. The texts which historically have accounted for a very substantial amount of the Company's sales have been completely revised within the past several years.

         A major portion of the Company's sales are made directly to high schools, vocational schools, technical schools, trade schools and colleges, and indirectly to such schools through bookstores and state textbook depositories. The remainder of sales are made to bookstores, mail order companies, department stores, correspondence schools, a Canadian distributor and an export distributor. During the latest fiscal year, no title accounted for more than 9.2% of sales.

         Selections of the Company's textbooks in most states are made at the individual school or school district level. However, in some states, selections or adoptions of such books are made at the state level by an adop-tion committee. There are presently 16 such states that adopt in the Company's subject areas in which the Company has from 14 to 82 adopted titles. Schools in such states are generally required to select their textbooks from those approved and adopted by the state. Most states following statewide adoption practices, however, adopt more than one textbook for each subject so the local schools are afforded a choice of author and publisher. The prices of the Company's books in effect at the time of an adoption usually cannot be changed during the adoption period.

         In 15 states, the Company's textbooks are consigned to a state depository from which the local schools make their purchases. Sales through state depositories accounted for approximately 12.8% of sales in the latest fiscal year.

         There has been no significant change in the kinds of products produced, or in the markets or methods of distribution, since the beginning of the fiscal year.

         There have been a number of mergers, acquisitions and joint ventures involving competitors of the Company during recent years. Many companies publish textbooks competing with many but not all of the Company's titles. The remaining competitors publish textbooks competing with some of the Company's titles. Most competitors employ outside sales personnel in their marketing efforts. The Company employs 9 outside sales persons. However, the promotion by the Company of its textbooks continues to be primarily accomplished by mailings to teachers and schools. It continues to follow a liberal policy of providing sample copies. No industry statistics are available for this segment of the publishing business. Accordingly, it is not possible to ascertain the Company's competitive position in its field. No customer accounts for more than 3.5% of sales.

         The Company does not consider backlogs, patents, licenses, franchises and concessions, research or environmental considerations as material to its business. No significant problems have been encountered, and none are anticipated, in obtaining adequate supplies of paper. The Company has continued to add new book titles and discontinue others at a normal rate. The Company presently employs 60 full-time persons. Employee relations are considered good. Much of the Company's textbook business is seasonal, and approximately 57.7% of the year's sales were made in the four months of July through October.

(d)      Financial Information About Foreign and Domestic Operations and Export
         Sales

         Export sales during the last three years have not been material in relation to the total sales. Profitability and risk are essentially similar on the Company's foreign and domestic sales.

Item 2.  Properties

         The Company's principal property is a one-story building in South Holland, Illinois, of steel and masonry construction. It contains approximately 56,000 square feet of floor space and is located on 5-1/2 acres of land owned by the Company. The main part of the building, which houses the Company's offices and book warehouse, was completed in 1970 and an additional 3,300 square feet of office space was completed in 1976. A ware-house addition of 24,000 square feet was completed in October, 1981. In January 1985, the Company acquired an adjoining parcel of 15,000 sq. ft., improved with a 2,274 sq. ft., single story office building, which was then physically connected to the principal offices and is now used by the editorial staff.

    The Company has acquired 5.94 acres of land in Tinley Park, Illinois upon which it plans to construct a warehouse and office building containing approximately 75,000 square feet of floor space, of which approximately 15,000 square feet will be used for office requirements. It is anticipated that building may be completed for occupancy in late fiscal 1996 and that all the Company's South Holland operations will then be relocated from South Holland to the new building in Tinley Park. It is expected that the South Holland properties will be offered for sale after the relocation. The Company expects to finance the cost of the acquisition, construction, and relocation from its own funds.

Item 3.  Legal Proceedings

     No material legal proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

     None

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     The following section of the Company's 1995 Annual Report to Stockholders is hereby incorporated by reference:

(a)  Market - Over-the-Counter - Symbol-GWOX                  Page 13
         Quotation Ranges and Dividends                       Page 13

(b) 145 common shareholders based upon the number of record owners as of May 26, 1995, the record date for the Company's Annual Meeting of Shareholders.

(c) (1) and (2) Dividends, see table referred to above. There are no known restrictions on the Company's present or future ability to pay dividends. The Company currently expects that cash dividends will be continued to be paid in the future at a rate based upon earnings for the prior fiscal year.

Item 6.  Selected Financial Data

     The following section of the Company's 1995 Annual Report to Stockholders is hereby incorporated by reference:

     Five year Summary of Selected Financial Data Page Inside front cover

     This referenced section should be read in conjunction with the Financial Statements and related Notes (hereby incorporated by reference) in the Company's 1995 Annual Report to Stockholders, Pages 2-13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following section of the Company's 1995 Annual Report to Stockholders is hereby incorporated by reference:

     Management's Discussion and Analysis of Financial    Pages 11-12
     Condition and Results of Operations

     This referenced section should be read in conjunction with the Financial Statements and related Notes (hereby incorporated by reference) in the Company's 1995 Annual Report to Stockholders, Pages 2-13.

Item 8.  Financial Statements and Supplementary Data

(a)  Financial statements:

     (1) Financial statements and schedules are included in this Form 10-K Annual Report as indicated in the index on Page 12. Those portions of The Goodheart-Willcox Company, Inc.'s 1995 Annual Report to Stockholders listed under the caption "Financial Statements" in such index are incorporated by reference.

     (2)  Exhibits:

     The Goodheart-Willcox Company, Inc.'s 1995 Annual Report to Stockholders (which, except for those portions thereof incorporated by reference in this Form 10-K Annual Report, is furnished for the information of the Commission but is not deemed to be "filed" as part of this report).

Item 9.  Disagreements on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The following section of the Company's 1995 Proxy Statement is hereby incorporated by reference:

a)   Identification of Directors                           Page 2

b)   Identification of Executive Officers

John F. Flanagan, age 51, President and Chief Executive Officer since June, 1980; Treasurer from January, 1973 to April, 1988; Vice President from January, 1973 to June, 1980; prior thereto various positions with the Company since 1968.

Donald A. Massucci, age 55, Vice President, Administration, since June, 1980, Treasurer since April, 1988, and Secretary from July, 1976 to April, 1988. Mr. Massucci has been with the Company since 1962.

Dick G. Snyder, age 58, Vice President, Sales, since June, 1980, and Secretary since April, 1988. Mr. Snyder has been with the Company since 1977.

c)   Identification of certain significant employees
        None.

d)   Family relationships
        See, Item 12(b), below.

e)   (1)  Business experience
             See, Item 10(b), above.

     (2) Directorships - Except for Robert C. DeBolt who is a director of the First National Bank, Chicago Heights, Illinois, no other director or nominee serves as a director of any other public company.

f)   Involvement in certain legal proceedings
        None.

Item 11.    Management Remuneration and Transactions

     (A)                         (B)                               (C)                        (D)
----------------              ------------                     ---------------  ----------------------------------------
                                                                                         PROFIT SHARING PLAN
                                                                                ----------------------------------------
                                                                                D1            D2               D3
                                                               Cash and Cash    Company       Amount           Aggregate
Name of Individual                                             Equivalent       Contribution  Accrued          Accrued
or Number of                  Capacity in                      Forms of         During Last   During Last      To
Persons in Group              Which Served                     Remuneration(1)  Fiscal Year   Fiscal Year      Date(4)
----------------              ------------                     ---------------  -----------   -----------      -------
George A. Fischer (6)         Chairman,                           $61,500 (2)     $9,225        $160,907       $1,830,646
                              Director

John F. Flanagan (7)          President,                          345,000 (2)     22,500         125,150        1,424,856
                              Chief Executive
                              Officer, Director

Donald A. Massucci (8)        Vice President,                     140,675 (3)     21,101          66,905          762,311
                              Administration &
                              Treasurer

Dick G. Snyder (8)            Vice President, Sales &             140,675 (3)     21,101          35,270          402,532
                              Secretary

Walter C. Brown               Consulting Editor,                   92,972          6,300          12,702          144,886
                              Director

All Directors and Officers as a Group (5)                        $901,739        $80,227        $400,934       $4,565,231

(1) Amounts paid, if any, in securities or property, insurance benefits or reimbursements, personal benefits, fees and commissions are insignificant and therefore, said types of remuneration are combined with salaries, directors' fees and bonuses. This also includes author royalty payments of $50,972 to Dr. Brown and of $69,917 to Dr. Kicklighter.

(2) Includes salaries pursuant to employment agreements and discretionary year end bonuses which were set by the Company's Board of Directors of $9,000 for Mr. Fischer and of $100,000 for Mr. Flanagan.

(3) Includes salaries established by management and year end bonuses fixed by the Company's Board of Directors of $35,000 for each of Messrs. Massucci and Snyder.

(4) Represents aggregate equity in the Company's profit sharing plan. The plan is qualified under the Internal Revenue Code and the Company's contributions to it are deductible for income tax purposes. Employees may make voluntary contributions. The amount which the Company contributes is discretionary and is determined annually by the Board of Directors as a percentage of eligible compensation. All participants are credited with amounts equal to such percentage of their respective compensation for that year. Historically, Company's contributions have approximated 15% of salaries. In no event may the Company's contribution exceed the amount allowed as a deduction under the Internal Revenue Code. An employee becomes eligible to participate in the profit sharing plan on the first entry date after completing a "year of service" as an employee.

(5) Includes 9 persons receiving direct remuneration, of whom 5 are in the profit sharing plan.

(6) An agreement dated June 1, 1975, amended from time to time and further amended April 6, 1995, to renew it for one year, between the Company and Mr. Fischer provides that until May 31, 1996, or any renewal date, he will serve as Chairman of the Board, his duties to be determined by the Board of Directors or the President. Effective May 1, 1995, he is to be paid compensation of $55,000 per year, plus reimbursement for expenses and any bonus awarded to him by the Board of Directors. From the date the contract or any renewal thereof expires he is to be paid until his death consultative compensation of $40,000 per year. In the event Mr. Fischer should die or become physically or mentally incapable of performing services before the expiration date of the agreement or any renewal thereof, the Company will pay him if he is living, or his estate if he is deceased, twenty-four months' full salary. The agreement further provides for reimbursement of medical care expenses incurred by him, his spouse or defined dependents, not otherwise reimbursed by insurance provided by the Company.

(7) An agreement dated June 1, 1975, amended from time to time and further amended April 6, 1995, between the Company and Mr. Flanagan provides that until May 31, 1998, or any renewal date, he will serve as Chief Executive Officer, with his duties to be determined by the Board of Directors. Effective May 1, 1995, he is to be paid compensation of $255,000 per year, plus reimbursement of expenses and any bonus awarded to him by the Board of Directors. His agreement includes provisions for medical care reimbursement and for death or disability and consultative compensation on terms similar to those provided for Mr. Fischer. In addition, his agreement provides that if he is living and under continuing disability for more than twenty-four months, the Company will pay him one-half salary per month, not to exceed, however, sixty months.

(8) Messrs. Massucci and Snyder annual salaries were each increased, effective May 1, 1995, to $110,000.

         The following sections of the Company's 1995 Proxy Statement are hereby incorporated by reference.

         Summary Compensation Table                                                    Page 6
         Remuneration of Directors                                                     Page 3
         Options, Warrants, or Rights                                                  None
         Indebtedness of Management                                                    None
         Transactions with Management                                                  None
         Transactions with Pension or Similar Plans                                    None


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following section of the Company's 1995 Proxy Statement is hereby incorporated by reference.

(a)      Security Ownership of Certain Beneficial Owners   Pages 4-5

(b)      Security Ownership of Management

  Title of       Name of Beneficial      Amount and Nature     Percent of
    Class              Owner          of Beneficial Ownership     Class
  --------       ------------------   -----------------------  ----------
Common Stock    Mrs. Loraine J. Mix         292,300 (1)          39.1%
Common Stock    George A. Fischer           163,200              21.8%
Common Stock    John F. Flanagan             20,634 (2)           2.8%
Common Stock    Walter C. Brown               1,000 (3)            *
Common Stock    Robert C. DeBolt                  0                -
Common Stock    Wilma Pitts Griffin             150                *
Common Stock    Clois E. Kicklighter            100                *
Common Stock    Donald A. Massucci              300                *
Common Stock    Dick G. Snyder                  700                *

Directors and Executive Officers as a Group    (9 persons)         64%

* less than one percent

(1) Mrs. Mix owns 27,100 shares, and, in addition, is a co-trustee with sole voting and investment power relating to the shares of the Company, and a beneficiary together with her two daughters, one of whom is the wife of Mr. Flanagan, of a trust established by the Last Will of Floyd M. Mix, deceased, which trust holds 265,200 shares of the Company. Each of the two daughters of Mrs. Mix owns 18,000 shares. In addition, Mrs. Flanagan owns jointly with her husband
         2,614 shares.    The aggregate holdings of all members of the Mix
         family in all capacities are 330,914 shares, or 44.2% of the Company's outstanding stock.

(2) Of these shares 18,000 are owned beneficially and of record by Mr. Flanagan's wife, 2,614 are owned jointly by Mr. Flanagan and his wife and 20 are held by him as custodian for their children.

(3) These shares are owned beneficially and of record by Dr. Brown and his wife as co-trustees under a living trust.

(c) Changes in Control - The Company is not aware of any arrangements by any person which may, at a subsequent date, result in a change in control of the Company.

         On November 19, 1981, the Company entered into an agreement with George A. Fischer for the right to purchase all his common stock (securities) in the Company as of the date of his death. The price shall be equal to the fair market value of the securities as of the date of his death as determined by a designated independent securities dealer located in Chicago, Illinois. After an initial payment of 40% of the securities' purchase price, the Company can pay for the securities over a 5 year period. The Company owns and is the beneficiary of insurance on the life of Mr. Fischer, the proceeds of which are intended to meet a substantial portion of its obligation under this agreement.

         On or about June 1, 1993, Century Partners filed an Amendment No. 1 to
Schedule 13G with the Securities and Exchange Commission disclosing the beneficial ownership of 42,700 shares or 5.7% of the Company's securities.

         On October 12, 1994, Mr. Fred Eychaner filed a Schedule 13D Statement with the Securities and Exchange Commission disclosing the purchase of 111,412 shares or 14.9% of the Company's securities. Mr. Eychaner stated that the shares were purchased for investment and additional purchases of the Company's stock may be made subject to the availability of additional shares, an acceptable price, alternative sources of investment and other factors. Mr. Eychaner also stated therein that there are no present plans to seek representation on the Company's Board of Directors.

Item 13.  Certain Relationships and Related Transactions

         None.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                          FOR FORM 10-K ANNUAL REPORT
                         OF YEAR ENDED APRIL 30, 1995



                                                                                     Page Number Reference
                                                                                     -------------------------------
                                                                                                        Annual
                                                                                                        Report to
                                                                                     Form 10-K          Stockholders
                                                                                     ---------          -------------
(a) 1.  Financial Statements

Consolidated statements of earnings and stockholders'                                                   Pages 3-4
equity for the years ended April 30, 1995, 1994 and 1993

Consolidated balance sheets as of April 30, 1995, and                                                   Page 2
1994

Consolidated statements of cash flows for the years                                                     Page 5
ended April 30, 1995, 1994 and 1993

Notes to consolidated financial statements                                                              Pages 6-9

Report of Independent Certified Public Accountants                                                      Page 10

Statement of Management Responsibilities                                                                Page 10
(a) 2.  Financial Statements Schedules

Schedule II - Valuation and Qualification                                              Page 14
         Accounts for Continuing Operations

Report of Independent Certified Public                                                 Page 16
Accountants on Schedules

Consent of Independent Certified Public                                                Page 16
Accountants

All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(a)      3.  Exhibit Index

(a) Certificate of Incorporation; heretofore filed as Exhibit 3(a) to Form S-1 dated July 25, 1972, Registration No. 2-45113, and incorporated herein by reference pursuant to Rule 12B-23. A Certificate of Amendment to the Certificate of Incorporation, adopted July 10, 1987 by the shareholders filed as Exhibit 3(a) to this Form 10K for the year ended April 30, 1988.

By-Laws as amended as of June 1, 1981; heretofore filed as Exhibit 3(a) to Form 10K for year ended April 30, 1982, and incorporated herein by reference pursuant to Rule 12B-23.

(b) Reports on Form 8-K: no reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended April 30, 1995.

22.      List of Subsidiaries.  Page 15 of this Form 10-K.

All other exhibits are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

                      THE GOODHEART-WILLCOX COMPANY, INC.
                                  Schedule II
                     Valuation and Qualifying Accounts For
                  the years ended April 30,1995,1994 and 1993

                                                      Balance at          Additions          Deductions          Balance
                                                       Beginning          charged to            from            at end of
Description                                            of Period            Income            Reserves            Period
-----------                                            ---------            ------            --------            ------
Year Ended April 30,1995
Allowance for Sales returns(1)                            $ --             $530,000           $361,000           $169,000
Allowance for doubtful                                  $15,000            $ 14,000           $ 14,000           $ 15,000
   accounts

Note: The allowance for sales returns and doubtful accounts for the years ended April 30, 1994 and 1993 were not material to the Consolidated financial statements.

(1) Allowance for Sales returns represents anticipated returns net of inventory and royalty costs.

                                   EXHIBIT 22

                          SUBSIDIARY OF THE REGISTRANT


         Name - G/W Investment Company, Inc.
         State of Incorporation - Delaware

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Goodheart-Willcox Company, Inc.


         In connection with our audit of the consolidated financial statements of The Goodheart-Willcox Company, Inc. and Subsidiary referred to in our report dated May 31, 1995, which is included in the Company's 1995 Annual Report to Stockholders, filed as an exhibit to this Form 10-K, we have also audited Schedule II for each of the three years in the period ended April 30, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





                                        GRANT THORNTON LLP



Chicago, Illinois

May 31, 1995





              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Goodheart-Willcox Company, Inc.:

         We consent to the incorporation by reference of our report dated May 31, 1995, accompanying the consolidated financial statements of The Goodheart-Willcox Company, Inc., included in the 1995 Annual Report to Stockholders, in the Annual Report on Form 10-K for the year ended April 30, 1995.





                                        GRANT THORNTON LLP




Chicago, Illinois

July 11, 1995

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




THE GOODHEART-WILLCOX COMPANY, INC.


By       /s/ George A. Fischer
     -----------------------------------
     George A. Fischer, Chairman of
     the Board of Directors


By       /s/ John F. Flanagan
     -----------------------------------
     John F. Flanagan, President and
     Chief Executive Officer


By       /s/ Donald A. Massucci
     -----------------------------------
     Donald A. Massucci, Vice
     President, Administration,
     and Treasurer


By       /s/ Dick G. Snyder
     -----------------------------------
     Dick G. Snyder, Vice President,
     Sales, and Secretary



Dated:  July 11, 1995.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By       /s/ Walter C. Brown
     -----------------------------------
     Walter C. Brown, EdD
     A Director

Date:  July 11, 1995


By       /s/ Robert C. DeBolt
     -----------------------------------
     Robert C. DeBolt
     A Director

Date:  July 11, 1995


By       /s/ George A. Fischer
     -----------------------------------
     George A. Fischer
Chairman and a Director

Date:  July 11, 1995


By       /s/ John F. Flanagan
     -----------------------------------
     John F. Flanagan
     President and a Director

Date:  July 11, 1995


By       /s/ Wilma Pitts Griffin
     -----------------------------------
     Wilma Pitts Griffin, PhD, CHE
     A Director

Date:  July 11, 1995


By       /s/ Clois E. Kicklighter
     -----------------------------------
     Clois E. Kicklighter, EdD
     A Director

Date:  July 11, 1995


By       /s/ Loraine J. Mix
     -----------------------------------
     Loraine J. Mix
     A Director

Date:  July 11, 1995