Form 10-Q
period 1995-07-31
GOODHEART WILLCOX CO INC
filed 1995-09-13
CIK 42504

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             ---------------------
                                   FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934.
          For the quarterly period ended July 31, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934.
          For the transition period from         to        .
                                         -------    -------

                         Commission file number 0-7276

                      THE GOODHEART-WILLCOX COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in charter)

            Delaware                                36-2135994
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

123 Taft Drive, South Holland, Illinois             60473
--------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

                               (708) 333-7200
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No    .
                                               ---     ---

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDING DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes      No    .
                           ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
August 31, 1995 - 747,900 shares.
---------------------------------

                                     INDEX

                      THE GOODHEART-WILLCOX COMPANY, INC.


PART I       FINANCIAL INFORMATION                                                                        PAGE
------       ---------------------                                                                        ----
Item 1.      Financial Statements

             Consolidated Balance Sheets - July 31, 1995 and April 30, 1995 . . . . . . . . . .            3

             Consolidated Statements of Earnings - Three Months Ended
               July 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5

             Consolidated Statements of Stockholders' Equity - Three Months Ended
               July 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6

             Consolidated Statements of Cash Flows - Three Months Ended
               July 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7

             Notes to Consolidated Financial Statements - July 31, 1995 . . . . . . . . . . . .            8

Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           14

PART II.     OTHER INFORMATION
--------     -----------------

Item 6.      Exhibit 27 - Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . .           17

SIGNATURES      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           18
----------

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
================================================================================

                                                                                    July 31,         April 30,
                                  ASSETS                                              1995             1995
                                                                                  ------------     ------------
                                                                                                      (Note)
Current assets
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . .       $  5,298,000     $  7,460,000
   Accounts receivable - net of allowance for doubtful receivables
     and sales returns of $207,000 and $183,000   . . . . . . . . . . . . .          3,208,000        1,159,000
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,840,000        1,649,000
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .            509,000          505,000
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            225,000           86,000
                                                                                  ------------     ------------

         Total current assets . . . . . . . . . . . . . . . . . . . . . . .         11,080,000       10,859,000

Investment in marketable securities . . . . . . . . . . . . . . . . . . . .             89,000           89,000
Prepublication costs - net of accumulated amortization of $917,000
   and $892,000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,168,000        1,097,000
Property and equipment - net  . . . . . . . . . . . . . . . . . . . . . . .          1,454,000          683,000
Cash surrender value of life insurance
   net of loans of $331,000 and $331,000  . . . . . . . . . . . . . . . . .            424,000          411,000
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -             53,000
                                                                                  ------------     ------------

                                                                                  $ 14,215,000     $ 13,192,000
                                                                                  ============     ============


Note: The consolidated balance sheet at April 30, 1995 has been taken from the audited financial statement at that date.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)
================================================================================


                                                                                   July 31,          April 30,
    LIABILITIES AND STOCKHOLDERS' EQUITY                                             1995              1995
                                                                                --------------     ------------
                                                                                                      (Note)
Current liabilities
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    662,000     $    978,000
   Accrued real estate taxes  . . . . . . . . . . . . . . . . . . . . . . .            104,000           80,000
   Accrued compensation . . . . . . . . . . . . . . . . . . . . . . . . . .            462,000          496,000
   Accrued profit sharing contribution  . . . . . . . . . . . . . . . . . .             80,000             -
   Dividends payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .               -             299,000
   Royalties payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .            457,000          184,000
   Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . .            734,000          235,000
                                                                                  ------------     ------------

         Total current liabilities  . . . . . . . . . . . . . . . . . . . .          2,499,000        2,272,000

Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .            108,000          108,000

Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . . .               -                -

Redeemable common stock, 163,200 shares at estimated redeemable
   value in excess of insurance proceeds, less cash surrender value . . . .          3,656,000        3,643,000

Stockholders' equity
   Common stock - authorized, 1,000,000 shares of $1 par value;
     issued 598,800 shares, exclusive of 163,200 redeemable
     shares   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            599,000          599,000

   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,635,000        6,852,000
                                                                                  ------------     ------------

                                                                                     8,234,000        7,451,000

   Less cost of 14,100 shares of common stock held in treasury  . . . . . .           (282,000)        (282,000)
                                                                                  ------------     ------------

                                                                                     7,952,000        7,169,000
                                                                                  ------------     ------------

                                                                                  $ 14,215,000     $ 13,192,000
                                                                                  ============     ============

Note: The consolidated balance sheet at April 30, 1995 has been taken from the audited financial statement at that date.


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS ENDED JULY 31,
(UNAUDITED)
================================================================================

                                                                                      1995             1994
                                                                                   -----------      -----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 4,373,000      $ 4,431,000

Cost of goods . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,263,000        1,227,000
                                                                                   -----------      -----------

         Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,110,000        3,204,000

Operating expenses
   Selling, general and administrative  . . . . . . . . . . . . . . . . . .          1,408,000        1,271,000
   Royalties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            450,000          450,000
                                                                                   ----------       -----------

                                                                                     1,858,000        1,721,000
                                                                                   -----------      -----------

         Operating profit . . . . . . . . . . . . . . . . . . . . . . . . .          1,252,000        1,483,000

Other income (expense)
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             51,000           31,000
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              7,000           (1,000)
                                                                                   -----------      -----------

                                                                                        58,000           30,000
                                                                                   -----------      -----------

         Earnings before income taxes . . . . . . . . . . . . . . . . . . .          1,310,000        1,513,000

Income tax expense (benefit)
   Currently payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .            518,000          620,000
   Deferred . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (4,000)         (47,000)
                                                                                   -----------      -----------

                                                                                       514,000          573,000
                                                                                   -----------      -----------

         NET EARNINGS . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   796,000      $   940,000
                                                                                   ===========      ===========

Earnings per share  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      1.06      $      1.26
                                                                                   ===========      ===========





The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JULY 31, 1995 AND 1994
(UNAUDITED)



                                           Common        Retained          Treasury
                                           stock         earnings            stock             Total
                                         ---------      -----------        ----------       -----------
Balance at April 30, 1995 . . .          $ 599,000      $ 6,852,000        $ (282,000)      $ 7,169,000

Net earnings for period . . . .               -             796,000              -              796,000

Change in estimated value of
   redeemable common stock
   in excess of insurance
   proceeds based on increase
   in cash surrender value
   of life insurance  . . . . .               -             (13,000)             -              (13,000)
                                         ---------      -----------        ----------       -----------

Balance at July 31, 1995  . . .          $ 599,000      $ 7,635,000        $ (282,000)      $ 7,952,000
                                         =========      ===========        ==========       ===========

Balance at April 30, 1994 . . .          $ 599,000       $6,380,000        $ (282,000)      $ 6,697,000

Net earnings for period . . . .               -             940,000              -              940,000

Change in estimated value of
   redeemable common stock
   in excess of insurance
   proceeds based on increase
   in cash surrender value
   of life insurance  . . . . .               -             (19,000)             -              (19,000)
                                         ---------      -----------        ----------       -----------

Balance at July 31, 1994  . . .          $ 599,000      $ 7,301,000        $ (282,000)      $ 7,618,000
                                         =========      ===========        ==========       ===========



The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JULY 31,
(UNAUDITED)
================================================================================

                                                                                     1995             1994
                                                                                 ------------     ------------
Cash flows from operating activities:
   Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    796,000     $    940,000
   Adjustments to reconcile net earnings to net cash used in
     operating activities
         Depreciation expense . . . . . . . . . . . . . . . . . . . . . . .            23,000           18,000
         Amortization of prepublication costs . . . . . . . . . . . . . . .           186,000          143,000
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .            (4,000)         (47,000)
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  -              1,000
         Changes in assets and liabilities
            Accounts receivable . . . . . . . . . . . . . . . . . . . . . .        (2,049,000)      (1,914,000)
            Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .          (191,000)        (128,000)
            Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .          (139,000)         (50,000)
            Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .          (316,000)         (86,000)
            Royalties payable . . . . . . . . . . . . . . . . . . . . . . .           273,000          260,000
            Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . .            70,000          244,000
            Income taxes payable  . . . . . . . . . . . . . . . . . . . . .           499,000          614,000
                                                                                 ------------     ------------

               Net cash used in operating activities  . . . . . . . . . . .          (852,000)          (5,000)

Cash flows from investing activities:
   Purchases of property and equipment  . . . . . . . . . . . . . . . . . .          (742,000)         (18,000)
   Purchases of prepublication costs  . . . . . . . . . . . . . . . . . . .          (257,000)        (105,000)
   Increase in cash surrender value of officer's life insurance . . . . . .           (13,000)         (19,000)
   Change in other assets . . . . . . . . . . . . . . . . . . . . . . . . .             1,000               -
                                                                                 ------------     ------------

               Net cash used in investing activities  . . . . . . . . . . .        (1,011,000)        (142,000)

Cash flows from financing activities:
   Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (299,000)        (262,000)
                                                                                 ------------     ------------

               Net cash used in financing activities  . . . . . . . . . . .          (299,000)        (262,000)
                                                                                 ------------     ------------

               Decrease in cash and cash equivalents  . . . . . . . . . . .        (2,162,000)        (409,000)

Cash and cash equivalents at beginning of period  . . . . . . . . . . . . .         7,460,000        5,570,000
                                                                                 ------------     ------------

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . .      $  5,298,000     $  5,161,000
                                                                                 ============     ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes - net . . . . . . . . . . .      $     19,000     $      6,000
                                                                                 ============     ============



The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 1995
(UNAUDITED)
================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's business is seasonal, and operating results for the three months ended July 31, 1995 are not necessarily indicative of the results that may be expected for the year ended April 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1995.

BUSINESS ACTIVITY

The Company publishes textbooks on technology, trade and technical, family and consumer sciences and vocational subjects. The Company's activities include the search for authors, the procurement and editing of manuscripts, and the design, illustration and marketing of its textbooks. Printing and binding of books is done by outside contractors.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, G/W Investment Company, Inc. All significant intercompany transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company recognizes revenue at time of shipment from Company warehouse or outside depositories. A provision for estimated returns, consisting of sales value less related inventory cost and royalty costs, is made at time of sale.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JULY 31, 1995
(UNAUDITED)
================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVENTORIES

Inventories are valued at the lower of cost or market. Cost of inventories was determined by the last-in, first-out (LIFO) and the first-in, first-out (FIFO) methods as summarized below (see note B):

                                                                                    July 31,             April 30,
                                                                                      1995                 1995
                                                                                   -----------          -----------
Last-in, first out method . . . . . . . . . . . . . . . . . . . . . . . . .        $ 1,813,000          $ 1,612,000
First-in, first out method  . . . . . . . . . . . . . . . . . . . . . . . .             27,000               37,000
                                                                                   -----------          -----------

                                                                                   $ 1,840,000          $ 1,649,000
                                                                                   ===========          ===========

Cost includes the purchase of paper, printing and binding from outside sources. No allocation of selling and administrative expenses is included in inventories.

Even though some books will not be sold in the current period, large quantities of books are printed initially for stock, due to economies of scale.
Management feels that substantially all books will be sold in the current period and, therefore, classifies all inventories as a current asset.

INVESTMENT SECURITIES

During fiscal 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 did not have a material effect on the financial statements for the year ended April 30, 1995.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided on the straight-line and accelerated methods over the estimated useful lives of the assets. Annual depreciation rates range from 20% to 40% for equipment and from 3% to 20% for buildings and improvements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JULY 31, 1995
(UNAUDITED)
================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Expenditures for repairs and maintenance are charged against income when incurred, and replacements are capitalized. Gains or losses on dispositions of property and equipment are included in income.

PREPUBLICATION COSTS

The Company capitalizes certain outside contractor costs, primarily artwork, film and preparation costs, associated with creation of the textbooks and supplements. Prepublication costs are amortized over a period of three years, under the straight-line method.

ADVERTISING COSTS

During fiscal 1995 the Company adopted Statement of Position (SOP) 93-7, "Reporting on Advertising Costs," and has elected to expense advertising costs annually. The impact of adopting the SOP was not material to the financial statements for the year ended April 30, 1995.

EDITORIAL COSTS

Editorial costs are charged to expense as incurred.

INCOME TAXES

The Company accounts for taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

EARNINGS PER SHARE

Earnings per share is computed on the weighted average number of shares outstanding of 747,900 for the periods ended July 31, 1995 and 1994.

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of such assets approximates their fair value.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JULY 31, 1995
(UNAUDITED)
================================================================================

NOTE B - INVENTORIES

Inventories consist of the following:

                                                                                   July 31,         April 30,
                                                                                     1995             1995
                                                                                  -----------      -----------
Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   158,000      $   105,000
Work-in-process . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            27,000           37,000
Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,655,000        1,507,000
                                                                                  -----------      -----------

                                                                                  $ 1,840,000      $ 1,649,000
                                                                                  ===========      ===========

Inventories would have been $2,364,000 and $2,301,000 higher at July 31, 1995 and April 30, 1995, respectively, if the FIFO method of accounting had been used on all inventories.

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.




NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                   July 31,         April 30,
                                                                                     1995              1995
                                                                                  -----------      -----------
Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   813,000      $    75,000
Building and improvements . . . . . . . . . . . . . . . . . . . . . . . . .         1,040,000        1,026,000
Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           796,000          754,000
                                                                                  -----------      -----------

                                                                                    2,649,000        1,855,000
Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . .         1,195,000        1,172,000
                                                                                  -----------      -----------

                                                                                  $ 1,454,000      $   683,000
                                                                                  ===========      ===========

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JULY 31, 1995
(UNAUDITED)
================================================================================

NOTE D - INCOME TAXES

Income tax expense varies from the amount computed by applying the statutory Federal income tax rate to earnings before income taxes primarily because of state income taxes, tax-exempt interest income, and officer's life insurance.

================================================================================

NOTE E - EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan, covering all full-time employees, to which both the Company and eligible employees may contribute. Company contributions are voluntary and at the discretion of the Board of Directors. Annual contributions by the Company cannot exceed 15% of eligible compensation.

Effective May 1, 1994, the Company adopted The Goodheart-Willcox Company, Inc. Supplemental Executive Retirement Plan for the benefit of certain management employees as determined by the Board of Directors. The purpose of the plan is to provide additional benefits for those participants who have profit sharing benefits limited by the Internal Revenue Code.

The Company has recorded contributions amounting to $80,000 and $70,000 for the quarter ended July 31, 1995 and 1994, respectively.

================================================================================

NOTE F - COMMITMENTS AND CONTINGENCIES

Under an agreement between the Company and a principal stockholder/officer, the Company will purchase approximately 163,200 shares of the Company's stock owned by him upon his death. The purchase price will be based on the fair market value of the Company's shares at that time, as determined by a named third party. The excess of the estimated fair market value of the mandatorily redeemable shares over the amount of life insurance, net of cash surrender value, carried to meet a portion of the Company's obligation under this agreement has been segregated from stockholders' equity as of July 31, 1995 and April 30, 1995.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JULY 31, 1995
(UNAUDITED)
================================================================================

NOTE F - COMMITMENTS AND CONTINGENCIES - CONTINUED

The Company has entered into employment agreements with two officers that provide for annual compensation and certain other benefits including death benefit payments equal to two years salary. The present value of the estimated death benefit payable under these agreements of approximately $160,000 is included in accrued compensation at July 31, 1995 and April 30, 1995.

In May 1995, the Company acquired property in Tinley Park, Illinois, for approximately $738,000 (for which a deposit of $50,000 was recorded in other assets at April 30, 1995) upon which it intends to construct a warehouse and office building. It is anticipated the building will be completed for occupancy in late fiscal 1996 at a total cost exclusive of land of approximately $2,762,000.

                        PART I - FINANCIAL INFORMATION

                                  FORM 10-Q

                     THE GOODHEART-WILLCOX COMPANY, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


First Quarter Fiscal 1996 Compared With First Quarter Fiscal 1995.

OPERATING  RESULTS

The Company's net sales for the first quarter of fiscal 1996 decreased $58,000, or approximately 1.5% from the same quarter in the previous fiscal year, due primarily to the decline in state adoption sales while offsetting events included selective price increases and sales increases from open territories. In the first quarter of fiscal 1995, net sales had increased $335,000, or approximately 8% over the same period in the previous fiscal year, due to increased orders from open territories, selective price increases, and increased orders from one state adoption where the Company does not use a school book depository. Price increases are made each year on a product by product basis after considering the cost of paper, printing, binding, the overhead contribution, and competitive pricing. The selective price increases will not totally offset any significant decline in school expenditures for textbooks and supplements as witnessed in the first quarter of fiscal 1996. In the first quarter of fiscal 1995, the reserve for future returns was increased as the sales product mix continued to shift from middle and senior high schools to community college bookstores, where the number of books and supplements returned occur with greater frequency. The reserve for future returns will experience minor revision to reflect current business practices.

The cost of goods sold as a percentage of sales in the first quarter of fiscal 1996 was 29% compared to 28% in the first quarter of fiscal 1995 and 32% in the first quarter of fiscal 1994. The change in the ratio of the cost of goods sold as a percentage of sales this past quarter was primarily attributable to the increased cost of paper. As stated in the annual report for the year ending April 30, 1995, "It is possible that the Company will not be able to pass through all of the paper price increase to our customers." Factors affecting the ratio of the cost of goods sold as a percentage of sales are the result of decisions regarding selected selling price increases, adjustments to the print and reprint quantities, and the application of computer technology by outside suppliers permitting shorter press runs, reduction in manufacturing time, and consistent high quality allowing Goodheart-Willcox to hold down the unit cost of textbooks and supplements.

Operating expenses consisting of royalties, selling, general, and administrative expenses increased $137,000, or about 8% over the first quarter in fiscal 1995, compared to an increase of $89,000, or approximately 5%, in the first quarter of fiscal 1995 over the same period in fiscal 1994. As a percentage of sales, the selling, general, and administrative cost for the first quarter of fiscal 1996 was 32% compared to 29% for the first quarter of fiscal 1995 due to added investment in editorial capacity, staffing an additional sales territory with the associated sampling cost, and the addition of personnel in the administrative area. A major component of the operating expenses is the distribution of sample textbooks and supplements as a marketing tool which is unique to the textbooks publishing industry. In the first quarter of fiscal 1996, sampling expenses increased to $69,000 from $51,000 in the first quarter of fiscal 1995.

The 1.5% decrease in net sales during the first quarter and the 8% increase in operating expenses along with an increased cost of goods sold as a percentage of sales reduced the Company's income from operations by $231,000 or approximately 16%, to $1,252,000. For the first quarter of fiscal 1995, the sales increase of 8% with the 5% increase in operating expenses tied to a lower cost of goods sold improved the Company's income from operations by $316,000, or approximately 27%, to $1,483,000 over the first quarter of fiscal 1994. Other income for the first quarter of fiscal 1996 was $58,000, compared to $30,000 in the first quarter of fiscal 1995. The Company's fiscal year ending April 30 divides the purchasing patterns of its school customers such that the major marketing and inventory buildup efforts occur at the end of the fiscal year, while the resulting sales primarily follow in the first two quarters of the next fiscal year.

LIQUIDITY

Cash and cash equivalents totaled $5,298,000 at July 31, 1996, a decrease of $2,162,000 from the year ended April 30, 1995. The Company has no outstanding long term debt. As shown in the cash flow statements, the cash used in the operating activities for the first quarter of fiscal 1996 amounted to $852,000 as compared to $5,000 for the first quarter of fiscal 1995, a change which is attributable to the decrease in net earnings after adjustments to accounts covering the amortization of prepublication costs, inventories, accounts payable, accrued expenses, and income taxes payable. The changes in assets and liabilities for the first quarter of fiscal 1996 include an increase in accounts receivable, an increase in inventories attributable to the addition of new titles, an increase in accounts payable from the investment in new and revised products for inventory and under development, and a decrease in accrued expenses. There have been no changes in business practices including credit terms or collection efforts from previous years. The cash used in the operating activities of the Company for the first quarter of fiscal 1995 amounted to $5,000, as compared to $455,000 for the first quarter of fiscal 1994, an improvement of $450,000, which is attributable to the increase in net earnings after adjustments to accounts covering inventories, accounts payable, and income taxes payable.

Investment in new and revised products in the first quarter of the current fiscal 1996 was $257,000, or an increase of $152,000 compared to the first quarter of fiscal 1995 when $105,000 was used to purchase prepublication items. The Company currently intends to continue an aggressive pace of prepublication investment in future quarters to maintain a publishing program of adding new titles while revising a backlist of products to match market needs. With the advances in general technology, the magnitude of revision efforts required to keep the industrial and technical books up to date has increased. An investment of approximately $738,000 was made to acquire 5.9 acres in a business park for construction of a warehouse and office facility. In the first quarter of fiscal 1996, there were no investing activities related to marketable securities, as was also the case in the first quarter of fiscal 1995.

The primary financing use of cash in the first quarter of the current fiscal 1996 was the payment of dividends at the rate of $.40 per share compared to the payment of dividends at the rate of $.35 per share in the first quarter of fiscal 1995.

The first quarter historically has displayed increased shipments and increased growth in the accounts receivable. In looking ahead into the second and third quarters, there is an anticipated growth in inventories as new and revised products are published for the next copyright year. Also, in the second and third quarters, the accounts receivable decline as cash and cash equivalents increase. The seasonal nature of selling products such as textbooks and supplements into the school market with two separate semesters tends to affect the periodic liquidity of the Company due to the required buildup of inventory for the anticipated needs of schools opening in the fall.

CAPITAL RESOURCES

It is anticipated that the future capital needs of the Company will be met from internally generated funds. The investment in computer hardware and software on a department by department basis will be met from cash flow from operating activities. In fiscal 1996, the investment in prepublication products and services is expected to follow the pattern established in previous years with plans to revise popular backlist titles and add new titles and products to our line. In the first quarter of fiscal 1996, the Company acquired 5.9 acres in Tinley Park, Illinois, for approximately $738,000 on which it intends to construct a warehouse and office facility. The Company intends to relocate its entire business operations to this new facility which is approximately eight miles from the current South Holland facility. The site was selected with the intention of retaining all of the present talented employees as a productive workforce for future growth. It is anticipated the building will be completed for occupancy in the Spring of 1996 at a total cost of approximately $2,762,000, using existing capital resources.

THE EFFECTS OF INFLATION

Inflation affects the Company due to increases in cost of materials and services. In fiscal 1995 and in the first quarter of fiscal 1996, the Company experienced some tightening of suppliers schedules and some price increases which appear to be more inflationary than patterns experienced in the previous fiscal year. Paper used to replenish inventory and to print new products is experiencing dramatic price increases. By advance planning and by shifting grades of paper, the effect of the paper price increases may be delayed. The ability to reflect such cost increases in the selling price of Goodheart-Willcox products depends upon the pricing of competing product lines and general market conditions, which may require the Company to absorb part or all of these paper price increases. The Company continues to manage its cost of doing business in these very uncertain times by using various suppliers with specialized graphic arts equipment and production capabilities, by obtaining quotations from new suppliers, by reviewing the variety of paper grades appropriate for various titles, by scheduling press runs in batches, and by staying alert to outside opportunities available to meet key deadlines.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      THE GOODHEART-WILLCOX COMPANY, INC.
                      -----------------------------------
                                 (Registrant)

Date
      --------------------------    --------------------------------------------
                                                  John F. Flanagan
                                                     President

Date
      --------------------------    --------------------------------------------
                                                  Donald A. Massucci
                                    Vice President, Administration and Treasurer