Form 10-Q
period 1995-10-31
GOODHEART WILLCOX CO INC
filed 1995-12-15
CIK 42504

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            --------------------
                                  FORM 10-Q

(Mark One)

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934.
            For the quarterly period ended October 31, 1995

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934.
            For the transition period from _______ to _______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No __.

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 30, 1995 - 747,900 shares.

                                     INDEX

                      THE GOODHEART-WILLCOX COMPANY, INC.


PART I       FINANCIAL INFORMATION                                                                        PAGE
------       ---------------------                                                                        ----
Item 1.      Financial Statements

             Consolidated Balance Sheets - October 31, 1995 and April 30, 1995  . . . . . . . .            4

             Consolidated Statements of Earnings - Three Months Ended October 31,
               1995 and 1994; Six Months Ended October 31,1995 and 1994 . . . . . . . . . . . .            6

             Consolidated Statements of Stockholders' Equity - Six Months Ended
               October 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .            7

             Consolidated Statements of Cash Flows - Six Months Ended
               October 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .            8

             Notes to Consolidated Financial Statements - October 31, 1995  . . . . . . . . . .            9

Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15

PART II.     OTHER INFORMATION
--------     -----------------

Item 6.      Exhibit 27 - Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . .           19

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           20


PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
________________________________________________________________________________

                                                                                   October 31,        April 30,
                                  ASSETS                                              1995              1995
                                                                                   ----------       -----------
                                                                                                    (Note)
Current assets
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . .       $  7,611,000     $  7,460,000
   Accounts receivable - net of allowance for doubtful receivables
     and sales returns of $277,000 and $183,000   . . . . . . . . . . . . .          1,921,000        1,159,000
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,652,000        1,649,000
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .            513,000          505,000
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            187,000           86,000
                                                                                    ----------       ----------

         Total current assets . . . . . . . . . . . . . . . . . . . . . . .         11,884,000       10,859,000

Investment in marketable securities . . . . . . . . . . . . . . . . . . . .             89,000           89,000
Prepublication costs - net of accumulated amortization of
   $1,031,000 and $892,000  . . . . . . . . . . . . . . . . . . . . . . . .          1,221,000        1,097,000
Property and equipment - net  . . . . . . . . . . . . . . . . . . . . . . .          1,465,000          683,000
Cash surrender value of life insurance
   net of loans of $331,000 and $331,000  . . . . . . . . . . . . . . . . .            437,000          411,000
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --            53,000
                                                                                    ----------       ----------
                                                                                   $15,096,000      $13,192,000
                                                                                    ==========       ==========


Note: The balance sheet at April 30, 1995 has been taken from audited financial statement at that date.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)
________________________________________________________________________________

                                                                                    October 31,         April 30,
    LIABILITIES AND STOCKHOLDERS' EQUITY                                              1995                1995
                                                                                    ---------           ---------
                                                                                                         (Note)
Current liabilities
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   691,000      $   978,000
   Accrued real estate taxes  . . . . . . . . . . . . . . . . . . . . . . .             79,000           80,000
   Accrued compensation . . . . . . . . . . . . . . . . . . . . . . . . . .            545,000          496,000
   Accrued profit sharing contribution  . . . . . . . . . . . . . . . . . .            160,000             --
   Dividends payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .               --            299,000
   Royalties payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .            547,000          184,000
   Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . .            548,000          235,000
                                                                                    ----------       ----------

         Total current liabilities  . . . . . . . . . . . . . . . . . . . .          2,570,000        2,272,000

Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .            108,000          108,000

Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . . .               --               --

Redeemable common stock, 163,200 shares at
   estimated redeemable value in excess of insurance proceeds,
   less cash surrender value  . . . . . . . . . . . . . . . . . . . . . . .          3,669,000        3,643,000

Stockholders' equity
   Common stock - authorized, 1,000,000 shares of $1 par value;
     issued 598,800 shares, exclusive of 163,200 redeemable
     shares   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            599,000          599,000

   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,432,000        6,852,000
                                                                                    ----------       ----------

                                                                                     9,031,000        7,451,000

   Less cost of 14,100 shares of common stock held in treasury  . . . . . .           (282,000)        (282,000)
                                                                                    ----------       ----------

                                                                                     8,749,000        7,169,000
                                                                                    ----------       ----------

                                                                                   $15,096,000      $13,192,000
                                                                                    ==========       ==========

Note: The balance sheet at April 30, 1995 has been taken from audited financial statement at that date.



The accompanying notes are an intregal part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
________________________________________________________________________________


                                                      Three months ended                  Six months ended
                                                          October 31,                        October 31,
                                                 --------------------------           --------------------------
                                                    1995            1994                1995             1994
                                                 ---------        ---------           ---------        ---------
Sales . . . . . . . . . . . . . . . . . .         $5,111,000       $5,853,000       $9,484,000      $10,284,000

Cost of goods . . . . . . . . . . . . . .          1,783,000        1,738,000        3,046,000        2,965,000
                                                   ---------        ---------        ---------       ----------

         Gross profit . . . . . . . . . .          3,328,000        4,115,000        6,438,000        7,319,000

Operating expenses
   Selling, general and
     administrative   . . . . . . . . . .          1,527,000        1,416,000        2,935,000        2,687,000
   Royalties  . . . . . . . . . . . . . .            527,000          632,000          977,000        1,082,000
                                                   ---------        ---------        ---------       ----------

                                                   2,054,000        2,048,000        3,912,000        3,769,000
                                                   ---------        ---------        ---------       ----------

         Operating profit . . . . . . . .          1,274,000        2,067,000        2,526,000        3,550,000

Other income (expense)
   Interest . . . . . . . . . . . . . . .             49,000           35,000          100,000           66,000
   Other  . . . . . . . . . . . . . . . .              9,000            8,000           16,000            7,000
                                                   ---------        ---------        ---------       ----------

                                                      58,000           43,000          116,000           73,000
                                                   ---------        ---------        ---------       ----------

         Earnings before income
            taxes . . . . . . . . . . . .          1,332,000        2,110,000        2,642,000        3,623,000

Income tax expense (benefit)
   Currently payable  . . . . . . . . . .            526,000          866,000        1,044,000        1,486,000
   Deferred . . . . . . . . . . . . . . .             (4,000)         (25,000)          (8,000)         (72,000)
                                                   ---------        ---------        ---------       ----------

                                                     522,000          841,000        1,036,000        1,414,000
                                                   ---------        ---------        ---------       ----------

         NET EARNINGS . . . . . . . . . .         $  810,000       $1,269,000       $1,606,000      $ 2,209,000
                                                   =========        =========        =========       ==========

Earnings per share  . . . . . . . . . . .              $1.09            $1.69            $2.15            $2.95
                                                        ====             ====             ====             ====


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED OCTOBER 31, 1995 AND 1994
(UNAUDITED)
________________________________________________________________________________


                                                   Common            Retained         Treasury
                                                    stock            earnings          stock           Total
                                                   ---------        ----------       ----------       ---------

Balance at April 30, 1995 . . . . . . . .           599,000        6,852,000        (282,000)        7,169,000

Net earnings for period . . . . . . . . .              --          1,606,000             --          1,606,000

Change in estimated value of
   redeemable common stock
   in excess of insurance
   proceeds based on increase
   in cash surrender value
   of life insurance  . . . . . . . . . .              --            (26,000)            --            (26,000)

Net change in unrealized
   loss on marketable
   equity securities  . . . . . . . . . .              --               --               --                --
                                                    -------        ---------        --------         ---------

Balance at October 31, 1995 . . . . . . .          $599,000       $8,432,000       $(282,000)       $8,749,000
                                                    =======        =========        ========         =========

Balance at April 30, 1994 . . . . . . . .          $599,000       $6,380,000       $(282,000)       $6,697,000

Net earnings for period . . . . . . . . .              --          2,209,000             --          2,209,000

Change in estimated value of
   redeemable common stock
   in excess of insurance
   proceeds based on increase
   in cash surrender value
   of life insurance  . . . . . . . . . .              --            (37,000)            --            (37,000)
                                                    -------        ---------        --------         ---------

Balance at October 31, 1994 . . . . . . .          $599,000       $8,552,000       $(282,000)       $8,869,000
                                                    =======        =========        ========         =========


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED OCTOBER 31,
(UNAUDITED)
________________________________________________________________________________


                                                                                     1995             1994
                                                                                   ---------        ---------
Cash flows from operating activities:
   Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 1,606,000      $ 2,209,000
   Adjustments to reconcile net earnings to net cash provided by operating activities
         Depreciation expense . . . . . . . . . . . . . . . . . . . . . . .            44,000           37,000
         Amortization of prepublication costs . . . . . . . . . . . . . . .           381,000          293,000
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .            (8,000)         (72,000)
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --             1,000
         Changes in operating assets and liabilities
            Accounts receivable . . . . . . . . . . . . . . . . . . . . . .          (762,000)      (1,022,000)
            Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .            (3,000)         326,000
            Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .          (101,000)         (15,000)
            Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .          (287,000)        (215,000)
            Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . .           208,000          390,000
            Royalties payable . . . . . . . . . . . . . . . . . . . . . . .           363,000          408,000
            Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .           313,000        1,051,000
                                                                                   ----------       ----------

               Net cash provided by operating activities  . . . . . . . . .         1,754,000        3,391,000

Cash flows from investing activities:
   Purchase of property and equipment . . . . . . . . . . . . . . . . . . .          (773,000)         (49,000)
   Purchases of prepublication costs  . . . . . . . . . . . . . . . . . . .          (505,000)        (201,000)
   Increase in cash surrender value of officer's life insurance . . . . . .           (26,000)         (37,000)
                                                                                   ----------       ----------

               Net cash used in investing activities  . . . . . . . . . . .        (1,304,000)        (287,000)

Cash flows from financing activities:
   Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (299,000)        (262,000)
                                                                                   ----------       ----------

               Net cash used in financing activities  . . . . . . . . . . .          (299,000)        (262,000)
                                                                                   ----------       ----------

               Increase in cash and cash equivalents  . . . . . . . . . . .           151,000        2,842,000

Cash and cash equivalents at beginning of period  . . . . . . . . . . . . .         7,460,000        5,570,000
                                                                                   ----------       ----------

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . .       $ 7,611,000      $ 8,412,000
                                                                                   ==========       ==========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Income taxes - net   . . . . . . . . . . . . . . . . . . . . . . . . .       $   712,000      $   429,000
                                                                                   ==========       ==========





The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1995
(UNAUDITED)
________________________________________________________________________________


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's business is seasonal, and operating results for the three month and six month periods ended October 31, 1995 are not necessarily indicative of the results that may be expected for the year ended April 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1995.

BUSINESS ACTIVITY

The Company publishes textbooks on technology, trade and technical, home economics and vocational subjects. The Company's activities include the search for authors, the procurement and editing of manuscripts, and the design, illustration and marketing of its textbooks. Printing and binding of books is done by outside contractors.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, G/W Investment Company, Inc. All significant intercompany transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company recognizes revenue at time of shipment from Company warehouse or outside depositories. A provision for estimated returns, consisting of the sales value less related inventory value and royalty costs, is made at time of sale.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 31, 1995
(UNAUDITED)
________________________________________________________________________________


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVENTORIES

Inventories are valued at the lower of cost or market. Cost of inventories was determined by the last-in, first-out (LIFO) and the first-in, first-out (FIFO) methods as summarized below (see note B):

                                                                                   October 31,       April 30,
                                                                                      1995              1995
                                                                                   ---------         ---------
Last-in, first out method . . . . . . . . . . . . . . . . . . . . . . . . .       $ 1,570,000      $ 1,612,000
First-in, first out method  . . . . . . . . . . . . . . . . . . . . . . . .            82,000           37,000
                                                                                   ----------       ----------

                                                                                  $ 1,652,000      $ 1,649,000
                                                                                    =========        =========

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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 31, 1995
(UNAUDITED)
________________________________________________________________________________


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

PREPUBLICATION COSTS

The Company capitalizes certain outside contractor costs, primarily artwork, film and preparation costs, associated with creation of the textbooks and supplements. Prepublication costs are amortized over a period of three years, under the straight-line method.

ADVERTISING COSTS

During fiscal 1995, the Company adopted Statement of Position (SOP) 93-7, "Reporting on Advertising Costs," and has elected to expense advertising costs annually. The impact of adopting the SOP was not material to the financial statements for the year ended April 30, 1995.

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

EARNINGS PER SHARE

Earnings per share is computed on the weighted average number of shares outstanding of 747,900 for the periods ended October 31, 1995 and 1994.

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of such assets approximates their fair value.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 31, 1995
(UNAUDITED)
________________________________________________________________________________

NOTE B - INVENTORIES

Inventories consist of the following:

                                                                                    October 31,         April 30,
                                                                                       1995              1995
                                                                                    ---------         ---------
Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  108,000       $  105,000
Work-in-process . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             82,000           37,000
Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,462,000        1,507,000
                                                                                     ---------        ---------

                                                                                    $1,652,000       $1,649,000
                                                                                     =========        =========

Inventories would have been $2,447,000 and $2,301,000 higher at October 31, 1995 and April 30, 1995, respectively, if the FIFO method of accounting had been used on all inventories.

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

________________________________________________________________________________

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                   October 31,         April 30,
                                                                                      1995              1995
                                                                                   ---------         ---------
Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  813,000      $    75,000
Building and improvements . . . . . . . . . . . . . . . . . . . . . . . . .          1,064,000        1,026,000
Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            804,000          754,000
                                                                                     ---------       ----------

                                                                                     2,681,000        1,855,000
Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . .          1,216,000        1,172,000
                                                                                     ---------       ----------

                                                                                    $1,465,000      $   683,000
                                                                                     =========       ==========

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 31, 1995
(UNAUDITED)
________________________________________________________________________________


NOTE D - INCOME TAXES

Income tax expense varies from the amount computed by applying the statutory Federal income tax rate to earnings before income taxes primarily because of state income taxes, tax-exempt interest income, and officer's life insurance.

________________________________________________________________________________

NOTE E - EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan, covering all full-time employees, to which the Company may contribute. Company contributions are voluntary and at the discretion of the Board of Directors. Annual contributions by the Company cannot exceed 15% of eligible compensation.

Effective May 1, 1994, the Company adopted The Goodheart-Willcox Company, Inc. Supplemental Executive Retirement Plan for the benefit of certain management employees as determined by the Board of Directors. The purpose of the plan is to provide additional benefits for those participants who have profit sharing benefits limited by the Internal Revenue Code.

The Company has recorded contributions amounting to $160,000 and $151,000 for the six months ended October 31, 1995 and 1994, respectively.

________________________________________________________________________________

NOTE F - COMMITMENTS AND CONTINGENCIES

Under an agreement between the Company and a principal stockholder/officer, the Company will purchase approximately 163,200 shares of the Company's stock owned by him upon his death. The purchase price will be based on the fair market value of the Company's shares at that time, as determined by a named third party. The excess of the estimated fair market value of the mandatorily redeemable shares over the amount of life insurance, net of cash surrender value, carried to meet a portion of the Company's obligation under this agreement has been segregated from stockholders' equity as of October 31, 1995 and April 30, 1995.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 31, 1995
(UNAUDITED)
________________________________________________________________________________


NOTE F - COMMITMENTS AND CONTINGENCIES - CONTINUED

The Company has entered into employment agreements with two officers that provide for annual compensation and certain other benefits including death benefit payments equal to two years salary. The present value of the estimated death benefit payable under these agreements of approximately $160,000 is included in accrued compensation at October 31, 1995 and April 30, 1995.

In May 1995, the Company acquired property in Tinley Park, Illinois, for approximately $738,000 (for which a deposit of $50,000 was recorded in other assets at April 30, 1995) upon which it is constructing a warehouse and office building. It is anticipated the building will be completed for occupancy in late fiscal 1996 at a total cost exclusive of land of approximately $2,762,000.

                         PART I - FINANCIAL INFORMATION

                                   FORM 10-Q

                      THE GOODHEART-WILLCOX COMPANY, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Second Quarter Fiscal 1996 Compared With Second Quarter Fiscal 1995

OPERATING RESULT

The Company's net sales for the second quarter of the current fiscal 1996 decreased $742,000, or approximately 13% less than the same quarter in the previous fiscal year, due to decreased orders from state adoptions and decreased orders from open territories offsetting selective price increases. For the six months ending October 31, 1995, sales decreased $800,000, or approximately 8% compared to the previous six-month period. The sales decrease for the first six months is due to the lack of significant state textbook adoptions this past summer shipping season and weaker orders from open territories. In the second quarter of fiscal 1995, sales increased $1,660,000, or approximately 40% over the same quarter in the previous year, due to increased orders from one state adoption where the Company does not use a school book depository, increased orders from open territories, and selective price increases. For the six months ending October 31, 1994, sales increased $1,995,000, or approximately 24% compared to the previous six month period due to strong adoption orders from a state where the Company does not use a schoolbook depository, additional orders from open territories, and selective price increases. Price increases are made each year on a product by product basis after considering the cost of paper, printing, and binding, the overhead contribution, and competitive pricing. The selective price increases will not totally offset any significant decline in school expenditures for textbooks and supplements as witnessed in the first two quarters of fiscal 1996. In the first quarter of fiscal 1995, the reserve for future returns was increased as the sales product mix continued to shift from middle and senior high schools to community college bookstores, where the number of books and supplements returned occur with greater frequency. The reserve for future returns may experience minor revisions to reflect current business practices and expectations of the return rate for various product categories and markets.

The cost of goods sold as a percentage of sales in the second quarter of fiscal 1996 was 35% compared to 30% in the second quarter of fiscal 1995 and 32% in the second quarter of fiscal 1994. For the six months ending October 31, 1995, the cost of goods sold as a percentage of sales was 32% compared to 29% for the previous six months and 32% for the first two quarters of fiscal 1994. The change in the ratio of the cost of goods sold as a percentage of sales for the first two quarters was primarily attributable to the increased cost of paper. As stated in the annual report for the year ending April 30, 1995, "It is possible that the Company will not be able to pass through all of the paper price increases to our customers." Factors affecting the ratio of the cost of goods sold as a percentage of sales are the result of decisions regarding selective selling price increases, adjustments to the print and reprint quantities, and the application of computer technology by outside suppliers permitting shorter press runs, reduction in manufacturing time, and consistent high quality allowing Goodheart-Willcox to better control the unit cost of textbooks and supplements.

Operating expenses consisting of royalties, selling, general, and administrative expenses increased $6,000, or less than one percent over the second quarter of fiscal 1995, compared to an increase of $450,000 or 28% for the previous second quarter of fiscal 1994. For the six months ending October 31, 1995, the operating expenses consisting of royalties as well as selling, general, and administrative expenses increased $143,000, or approximately 4%, compared to an increase of $539,000, or approximately 17% for the first six months of fiscal 1995. As a percentage of sales, the selling, general, and administrative cost for the second quarter of fiscal 1996 was 30% compared to 24% for the second quarter of fiscal 1995. For the six-month period ending October 31, 1995, the selling, general, and administrative cost as a percentage of sales was 31% compared to 26% for the same period in the previous fiscal year and 29% for the first two quarters of fiscal 1994. The ratios for the current period reflect added investment in editorial capacity, staffing an additional sales territory with the associated sampling cost, and the addition of personnel in the administrative area. A major component of the operating expenses is the distribution of sample textbooks and supplements as a marketing tool which is unique to the textbook publishing industry. In the first six months of fiscal 1996, the sampling expenses increased to $157,000 from $120,000 for the first six months of the previous fiscal year.

The 13% decline in net sales during the second quarter of fiscal 1996, coupled with a higher cost of goods sold as a percentage of sales and slightly higher operating expenses, decreased the Company's income from operations by $793,000, or approximately 38%, to $1,274,000. For the second quarter of fiscal 1995, the 40% increase in net sales coupled with a lower cost of goods sold as a percentage of sales and slightly higher operating expenses improved the Company's income from operations by $830,000, or approximately 67%, to $2,067,000. For the six months ending October 31, 1995, the 8% decline in net sales and the 4% increase in operating expenses tied to a higher cost of goods sold at 32% decreased the Company's income from operations by $1,024,000, or approximately 29%, to $2,526,000. For the six months ending October 31 of the previous fiscal year, the 24% sales increase and the 17% increase in operating expenses tied to a lower cost of goods sold as a percentage of sales at 29% improved the Company's income from operations by $1,146,000, or approximately 48%, to $3,550,000. Other income for the second quarter of fiscal 1996 was $58,000 compared to $43,000 in the second quarter of fiscal 1995. For the six month period ending October 31, 1995, other income was $116,000 compared to $73,000 in the similar period of the pervious fiscal year. The Company's fiscal year ending April 30 divides the purchasing patterns of its school customers such that the major marketing and inventory buildup efforts occur at the end of the fiscal year, while the resulting sales primarily follow in the first two quarters of the next fiscal year

LIQUIDITY

Cash and cash equivalents totaled $7,611,000 at October 31, 1995, an increase of $151,000 from the year ended April 30, 1995. The Company has no outstanding long term debt. As shown in the cash flow statements, the cash provided by the operating activities of the Company for the first six months of fiscal 1996 amounted to $1,754,000, as compared to $3,391,000 for the first six months of fiscal 1995 a change which is attributable to the decrease in net earnings after adjustments to accounts covering the amortization of prepublication cost, accounts receivable, inventories, accrued expenses, and income taxes payable. The changes in the assets and liabilities for the first six months of fiscal 1996 include an increase in accounts receivable, an increase in inventories attributable to the addition of new and revised products, a decrease in accounts payable from the investment in new and revised products for inventory and under development for future release, and an increase in accrued expenses. There have been no changes in business practices including credit terms or collection efforts from previous years. The cash provided by the operating activities of the Company for the first six months of fiscal 1995 amounted to $3,391,000 compared to the amount from the previous six month period of $2,325,000.

Investment in new and revised products in the first six months of fiscal 1996 was $505,000, or an increase of $304,000 over the first six months of fiscal 1995 when $201,000 was used for the purchase of prepublication services. The Company currently intends to continue an aggressive pace of prepublication investment in future quarters to maintain a publishing program of adding new titles while revising a backlist of products to match market needs. With the advances in general technology, the magnitude of revision efforts required to keep the industrial and technical books up to date has increased. An investment of approximately $738,000 was made to acquire 5.9 acres in a business park for the construction of a warehouse and office facility. In the second quarter of fiscal 1996, there were no investing activities related to marketable securities, as was also the case in the first quarter.

The primary financing use of cash in the six months ending October 31, 1995 was the payment of dividends at $.40 per share compared to the payment of dividends at the rate of $.35 per share for the first six months of fiscal 1995.

The first and second quarters historically have displayed increased shipments and increased growth in accounts receivable while the inventory declined. In looking ahead to the third and fourth quarters, there is an anticipated growth in inventories as new and revised products are published for the next calendar/copyright year and for the next marketing cycle. Also, in the third quarter, the accounts receivable historically decline as cash and cash equivalents increase. The seasonal and cyclical nature of selling products such as textbooks and supplements into the school market with two separate semesters tends to affect the periodic liquidity of the Company.

CAPITAL RESOURCES

It is anticipated that the future capital needs of the Company will be met from internally generated funds. The investment in computer hardware and software on a department by department basis will be met from cash flow from operating activities. In fiscal 1996, the investment in prepublication products and services is expected to follow the pattern established in previous years with plans to revise popular backlist titles and add new titles and products to the Company's line.

In the first quarter of fiscal 1996, the Company acquired 5.9 acres in Tinley Park, Illinois, for approximately $738,000 on which it is constructing a warehouse and office facility. The Company intends to relocate the entire business operations to this new facility which is approximately eight miles from the current South Holland facility. The site was selected with the intention of retaining all of the present talented employees as a productive workforce for future growth. At the close of the second quarter, the architectural plans were approaching completion. It is anticipated the structure will be completed for occupancy in the Spring of 1996 at a total cost of approximately $2,762,000, using existing capital resources.

THE EFFECTS OF INFLATION

Inflation affects the Company due to increases in costs of materials and services. In fiscal 1995 and in the first two quarters of fiscal 1996, the Company experienced some tightening of suppliers schedules and some price increases which appear to be more inflationary than patterns experienced in previous fiscal years. Paper used to replenish inventory and to print new products is experiencing dramatic price increases. By advanced planning and by shifting grades of paper, the effect of the paper price increases may be delayed. The ability to reflect such cost increases in the selling price of Goodheart-Willcox products depends upon the pricing of competing product lines and general market conditions, which may require the Company to absorb part or all of these paper price increases. The Company continues to manage its cost of doing business in these uncertain times by using various suppliers with specialized graphic arts equipment and production capabilities, by obtaining quotations from new suppliers, by reviewing the variety of paper grades appropriate for various titles, by scheduling press runs in batches, and by staying alert to outside opportunities available to meet key deadlines.

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