Form 10-Q
period 1996-01-31
GOODHEART WILLCOX CO INC
filed 1996-03-15
CIK 42504

                      THE GOODHEART-WILLCOX COMPANY, INC.
                         QUARTERLY REPORT AND FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 1996

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934.
      For the quarterly period ended January 31, 1996


                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
           For the transition period from _______ to _______.

                         Commission file number 0-7276

                     THE GOODHEART-WILLCOX COMPANY, INC.
              (Exact name of registrant as specified in charter)


             Delaware                              36-2135994
       ---------------------------------------------------------------------
       (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identification No.)

       123 Taft Drive----, South Holland, Illinois     60473
       ---------------------------------------------------------------------
       (Address of principal executive offices)    (Zip Code)

                                   (708) 333-7200
       ---------------------------------------------------------------------
       (Registrant's telephone number, including area code)


       ---------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


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
                           ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 29, 1996 - 747,900 shares.

                                     INDEX

                      THE GOODHEART-WILLCOX COMPANY, INC.



        PART I    FINANCIAL INFORMATION                                                     PAGE
        ------    ---------------------                                                     ----
        Item 1.   Financial Statements

                  Consolidated Balance Sheets - January 31, 1996 and April 30, 1995 .....     4

                  Consolidated Statements of Earnings - Three Months Ended January 31,
                    1996 and 1995; Nine Months Ended January 31, 1996 and 1995 ..........     6

                  Consolidated Statements of Stockholders' Equity - Nine Months Ended
                    January 31, 1996 and 1995 ...........................................     7

                  Consolidated Statements of Cash Flows - Nine Months Ended
                    January 31, 1996 and 1995 ...........................................     8

                  Notes to Consolidated Financial Statements - January 31, 1996 .........     9

        Item 2.   Management's Discussion and Analysis of Financial Conditions and
                    Results of Operations ...............................................    15

        SIGNATURES ......................................................................    19
        ----------

        PART II.  OTHER INFORMATION
        --------  -----------------

        Item 6.   Exhibit 27 - Financial Data Schedule ..................................    20



PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)



                                                                   January 31,   April 30,
                            ASSETS                                     1996        1995
                                                                   -----------  ----------
                                                                   (Unaudited)      (Note)
Current assets
  Cash and cash equivalents .....................................  $ 6,832,000  $ 7,460,000
  Accounts receivable - net of allowance for doubtful receivables
    and returns of $233,000 and $183,000 ........................    1,539,000    1,159,000
  Inventories ...................................................    1,802,000    1,649,000
  Deferred income taxes .........................................      513,000      505,000
  Other .........................................................      219,000       86,000
                                                                   -----------   ----------

       Total current assets .....................................   10,905,000   10,859,000

Investment in marketable securities .............................       89,000       89,000
Prepublication costs - net of accumulated amortization of
  $1,058,000 and $892,000 .......................................    1,440,000    1,097,000
Property and equipment - net ....................................    1,699,000      683,000
Cash surrender value of life insurance net of loans of $331,000
  for 1995 and 1996 .............................................      450,000      411,000

Other assets ....................................................            -       53,000
                                                                    -----------  ----------
                                                                   $14,583,000  $13,192,000
                                                                    =========== ===========





Note: The balance sheet at April 30, 1995 has been taken from audited financial statement at that date.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)



                                                                  January 31,   April 30,
     LIABILITIES AND STOCKHOLDERS' EQUITY                             1996         1995
                                                                  -----------   ---------
                                                                  (Unaudited)       (Note)
Current liabilities
  Accounts payable .............................................  $   660,000  $   978,000
  Accrued real estate taxes ....................................      102,000       80,000
  Accrued compensation .........................................      677,000      496,000
  Accrued profit sharing contribution ..........................      240,000            -
  Dividends payable ............................................            -      299,000
  Royalties payable ............................................      309,000      184,000
  Income taxes payable .........................................      327,000      235,000
                                                                  -----------    ---------

      Total current liabilities ................................    2,315,000    2,272,000

Deferred income taxes ..........................................      108,000      108,000

Commitments and contingencies ..................................            -            -

Redeemable common stock, 163,200 shares at estimated
  redeemable value in excess of insurance proceeds, less
  cash surrender value .........................................    3,682,000    3,643,000

Stockholders' equity
  Common stock - authorized, 1,000,000 shares of $1 par value;
    issued 598,800 shares, exclusive of 163,200 redeemable
    shares .....................................................      599,000      599,000

  Retained earnings ............................................    8,161,000    6,852,000
                                                                  -----------    ---------

                                                                    8,760,000    7,451,000

  Less cost of 14,100 shares of common stock held in treasury ..     (282,000)    (282,000)
                                                                  -----------    ---------
                                                                    8,478,000    7,169,000
                                                                  -----------    ---------
                                                                  $14,583,000  $13,192,000
                                                                  ===========  ===========


Note: The balance sheet at April 30, 1995 has been taken from audited financial statement at that date.



The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)



                                Three months ended        Nine months ended
                                    January 31,              January 31,
                               ---------------------  ------------------------
                                 1996        1995         1996         1995
                               ---------  ----------  -----------  -----------
 Sales ...................... $2,933,000  $2,737,000  $12,417,000  $13,021,000

 Cost of goods ..............  1,156,000   1,021,000    4,202,000    3,986,000
                               ---------   ---------   ----------  -----------

      Gross profit ..........  1,777,000   1,716,000    8,215,000    9,035,000

 Operating expenses
  Selling, general and
    administrative ..........  1,460,000   1,329,000    4,395,000    4,016,000
  Royalties .................    306,000     313,000    1,283,000    1,395,000
                               ---------   ---------   ----------  -----------

                               1,766,000   1,642,000    5,678,000    5,411,000
                               ---------   ---------   ----------  -----------

      Operating profit ......     11,000      74,000    2,537,000    3,624,000

 Other income (expense)
  Interest ..................     54,000      59,000      154,000      125,000
  Other .....................      3,000      23,000       19,000       30,000
                               ---------   ---------   ----------  -----------
                                  57,000      82,000      173,000      155,000
                               ---------   ---------   ----------  -----------

      Earnings before income
        taxes ...............     68,000     156,000    2,710,000    3,779,000

 Income tax expense (benefit)
  Currently payable .........     27,000      63,000    1,071,000    1,549,000
  Deferred ..................          -      (4,000)      (8,000)     (76,000)
                               ---------   ---------   ----------  -----------

                                  27,000      59,000    1,063,000    1,473,000
                               ---------   ---------   ----------  -----------

      NET EARNINGS .......... $   41,000  $   97,000  $ 1,647,000  $ 2,306,000
                               =========   =========   ==========  ===========

 Earnings per share .........       $.05        $.13        $2.20        $3.08
                               =========   =========   ==========  ===========



The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 1996 AND 1995
(UNAUDITED)



                                         Common     Retained      Treasury
                                          stock     earnings       stock       Total
                                       --------   ------------  ----------   ----------
Balance at April 30, 1995 ...........  $599,000   $6,852,000    $(282,000)  $7,169,000

Net earnings for period .............         -    1,647,000            -    1,647,000

Change in estimated value of
  redeemable common stock in
  excess of insurance proceeds based
  on increase in cash surrender value
  of life insurance .................         -      (39,000)           -      (39,000)

Net change in unrealized loss on
  marketable equity securities ......         -            -            -            -

Cash dividends declared
  ($.40 per share) ..................         -     (299,000)           -     (299,000)
                                        -------    ---------     --------    ---------

Balance at January 31, 1996 .........  $599,000   $8,161,000    $(282,000)  $8,478,000
                                        =======    =========     ========    =========

Balance at April 30, 1994 ...........  $599,000   $6,380,000    $(282,000)  $6,697,000

Net earnings for period .............         -    2,306,000            -    2,306,000

Change in estimated value of
  redeemable common stock in
  excess of insurance proceeds based
  on increase in cash surrender value
  of life insurance .................         -      (56,000)           -      (56,000)

Cash dividends declared
  ($.40 per share) ..................         -     (299,000)           -     (299,000)
                                        -------    ---------     --------    ---------

Balance at January 31, 1995 .........  $599,000   $8,331,000    $(282,000)  $8,648,000
                                        =======    =========     ========    =========



The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JANUARY 31,
(UNAUDITED)



                                                                      1996        1995
                                                                   -----------  ----------
Cash flows from operating activities:
  Net earnings ..................................................   $1,647,000  $2,306,000
  Adjustments to reconcile net earnings to net cash provided by operating activities
      Depreciation expense ......................................       67,000      55,000
      Amortization of prepublication costs ......................      605,000     450,000
      Deferred income taxes .....................................       (8,000)    (76,000)
      Other .....................................................            -       1,000
      Changes in operating assets and liabilities
         Accounts receivable ....................................     (380,000)    (34,000)
         Inventories ............................................     (153,000)    452,000
         Other assets ...........................................     (133,000)    (14,000)
         Accounts payable .......................................     (318,000)   (265,000)
         Accrued expenses .......................................      443,000     588,000
         Royalties payable ......................................      125,000      78,000
         Income taxes ...........................................       92,000     728,000
                                                                   -----------  ----------

            Net cash provided by operating activities ...........    1,987,000   4,269,000

Cash flows from investing activities:
  Purchase of property and equipment ............................   (1,030,000)    (63,000)
  Purchases of prepublication costs .............................     (948,000)   (530,000)
  Increase in cash surrender value of officer's life insurance ..      (39,000)    (56,000)
                                                                   -----------  ----------

            Net cash used in investing activities ...............   (2,017,000)   (649,000)

Cash flows from financing activities:
  Dividends paid ................................................     (598,000)   (561,000)
                                                                   -----------  ----------

            Net cash used in financing activities ...............     (598,000)   (561,000)
                                                                   -----------  ----------

            Increase (decrease) in cash and cash equivalents ....     (628,000)  3,059,000

Cash and cash equivalents at beginning of period ................    7,460,000   5,570,000
                                                                   -----------  ----------

Cash and cash equivalents at end of period ......................   $6,832,000  $8,629,000
                                                                   ===========  ==========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Income taxes - net ..........................................   $  978,000  $  815,000
                                                                   ===========  ==========


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 1996
(UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's business is seasonal, and operating results for the three and nine month periods ended January 31, 1996 are not necessarily indicative of the results that may be expected for the year ended April 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1995.

BUSINESS ACTIVITY

The Company publishes textbooks on technology, trade and technical, vocational subjects, and family and consumer sciences. The Company's activities include the search for authors, the procurement and editing of manuscripts, and the design, illustration and marketing of its textbooks. Printing and binding of books is done by outside contractors.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, G/W Investment Company, Inc. All significant intercompany transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company recognizes revenue at time of shipment from Company warehouse or outside depositories. A provision for estimated returns, consisting of sales value less related inventory value and royalty costs, is made at time of sale.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 1996
(UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVENTORIES

Inventories are valued at the lower of cost or market. Cost of inventories was determined by the last-in, first-out (LIFO) and the first-in, first-out (FIFO) methods as summarized below (see note B):


                                             January 31,   April 30,
                                                1996        1995
                                             -----------  ----------
Last-in, first-out method ...                 $1,758,000  $1,612,000
First-in, first-out method ..                     44,000      37,000
                                               ---------   ---------

                                              $1,802,000  $1,649,000
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

INVESTMENT SECURITIES

During fiscal 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 did not have a material effect on the financial statements for the year ended April 30, 1995.


PROPERTY AND EQUIPMENT

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided on the straight-line and accelerated methods over the estimated useful lives of the assets. Annual depreciation rates range from 20% to 40% for equipment and from 3% to 20% for buildings and improvements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 1996
(UNAUDITED)


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

INCOME TAXES

The Company accounts for taxes under the provision of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

EARNINGS PER SHARE

Earnings per share is computed on the weighted average number of shares outstanding of 747,900 for the periods ended January 31, 1996 and 1995.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 1996
(UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of such assets approximates their fair value.



NOTE B - INVENTORIES

Inventories consist of the following:


                                       January 31,    April 30,
                                          1996           1995
                                       ----------     ----------

Raw materials ....                     $   51,000     $  105,000
Work-in-process ..                         44,000         37,000
Finished goods ...                      1,707,000      1,507,000
                                       ----------     ----------

                                       $1,802,000     $1,649,000
                                       ==========     ==========


Inventories would have been $2,492,000 and $2,301,000 higher at January 31, 1996 and April 30, 1995, respectively, if the FIFO method of accounting had been used on all inventories.

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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 1996
(UNAUDITED)


NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                              January 31,     April 30,
                                                 1996          1995
                                              -----------     ---------
Land ...........................               $  813,000    $   75,000
Building and improvements ......                1,320,000     1,026,000
Equipment ......................                  804,000       754,000
                                              -----------     ---------

                                                2,937,000     1,855,000
            Less accumulated depreciation ..    1,238,000     1,172,000
                                              -----------     ---------

                                               $1,699,000    $  683,000
                                              ===========     =========




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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 1996
(UNAUDITED)


NOTE E - EMPLOYEE BENEFIT PLANS - CONTINUED

The Company has recorded contributions amounting to $240,000 and $221,000 for the nine months ended January 31, 1996 and 1995, respectively.



NOTE F - COMMITMENTS AND CONTINGENCIES

Under an agreement between the Company and a principal stockholder/officer, the Company will purchase 163,200 shares of the Company's stock owned by him upon his death. The purchase price will be based on the fair market value of the Company's shares at that time, as determined by a named third party. The excess of the estimated fair market value of the mandatorily redeemable shares over the amount of life insurance, net of cash surrender value, carried to meet a portion of the Company's obligation under this agreement has been segregated from stockholders' equity as of January 31, 1996 and April 30, 1995.

The Company has entered into employment agreements with two officers that provide for annual compensation and certain other benefits including death benefit payments equal to two years salary. The present value of the estimated death benefit payable under these agreements of approximately $160,000 is included in accrued compensation at January 31, 1996 and April 30, 1995.

In May, 1995, the Company acquired property in Tinley Park, Illinois, for approximately $738,000 (for which a deposit of $50,000 was recorded in other assets at April 30, 1995) upon which it is constructing a warehouse and office building. It is anticipated the building will be completed for occupancy in early fiscal 1997 at a total cost exclusive of land of approximately $2,762,000.

                      THE GOODHEART-WILLCOX COMPANY, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

   OPERATING RESULTS

   The Company's net sales for the third quarter of fiscal 1996 increased $196,000, or approximately 7% from the same quarter in the previous fiscal year due to increased orders from open territories coupled with selective price increases. For the nine months ending January 31, 1996, net sales decreased $604,000, or approximately 5% compared to the previous nine month period ending January 31, 1995. The net sales decrease for the first three quarters of fiscal 1996 is attributed to the lack of significant state textbook adoptions and weaker orders from open territories during the first two quarters of the fiscal year when a majority of the seasonal sales are recorded. In the third quarter of fiscal 1995, net sales increased $383,000, or approximately 16% from the same quarter in the previous fiscal year due to increased orders from open territories and from selective price increases. For the nine months ending January 31, 1995, net sales increased $2,378,000, or approximately 22% compared to the previous nine month period ending January 31, 1994 due to strong adoption orders from a state where the Company does not use a schoolbook depository, additional orders from open territories, and selective price increases. Price increases are made each year on a product by product basis after considering the cost of paper, printing, and binding, the overhead contribution, and competitive pricing. The selective price increases will not totally offset any significant decline in school expenditures for textbooks and supplements as witnessed in the first two quarters of fiscal 1996. In the third quarter of fiscal 1995, the reserve for future returns was increased as the sales product mix continued to shift from middle and senior high schools to community college bookstores, where the number of books and supplements returned occur with greater volume. The reserve for future returns may experience minor fluctuation to reflect current business practices and expectations of the return rate for various product categories and markets.

   The cost of goods sold as a percentage of sales in the third quarter of fiscal 1996 was 39% compared to 37% in the third quarter of fiscal 1995 and 27% in the third quarter of fiscal 1994. For the nine months ending January 31, 1996, the cost of goods sold as a percentage of sales was 34% compared to 31% for both of the nine month periods ending January 31, 1995 and 1994. The change in the ratio of the cost of goods sold as a percentage of sales for the first three quarters was primarily attributed to the increased cost of paper with an added influence attributable to the substantial investment in the revision of major backlist titles. As stated in the annual report for the year ending April 30, 1995, "It is possible that the Company will not be able to pass through all of the paper price increases to our customers."
   Factors affecting the ratio of the cost of goods sold as a percentage of sales are the result of decisions regarding selective selling price increases, adjustments to the print and reprint quantities, and the application of computer technology by outside suppliers permitting more rapid creative preparation, shorter press runs, reduction in manufacturing time, and consistently high quality allowing Goodheart-Willcox to better control the unit cost of textbooks and supplements.

   Operating expenses consisting of royalties as well as selling, general, and administrative expenses increased $124,000 or approximately 8% over the third quarter of fiscal 1995. This compares to an increase of $148,000 or approximately 10% in the third quarter of fiscal 1995 over the previous third quarter of fiscal 1994. For the nine months ending January 31, 1996, the operating expenses consisting of royalties as well as selling, general, and administrative expenses increased $267,000 or approximately 5% compared to an increase of $687,000 or approximately 15% for the previous nine month period of fiscal 1995.

   Selling, general, and administrative costs as a percentage of sales for the third quarter of fiscal 1996 were 50% compared to 49% in the third quarter of fiscal 1995 and 53% in the third quarter of fiscal 1994.
   For the nine month period ending January 31, 1996, the selling, general, and administrative costs as a percentage of sales were 35% compared to 31% in fiscal 1995 and 34% in fiscal 1994. The ratios for the first three quarters of fiscal 1996 reflect added investment in editorial capacity, staffing an additional sales territory with the associated sampling cost, and the addition of personnel in the administrative area. A major component of the operating expenses is the distribution of sample textbooks and supplements as a marketing tool which is unique to the textbook publishing industry. In the first nine months of fiscal 1996 due to the large number of new and revised titles, the sampling expenses increased to $261,000 from $184,000 for the first nine months of the previous fiscal year.

   The 7% increase in net sales during the third quarter of fiscal 1996 coupled with a 2% increase in the cost of goods sold as a percentage of sales and a 8% greater operating expense, decreased the Company's income from operations by $63,000, or approximately 85%, to $11,000. For the third quarter of fiscal 1995, the 16% increase in net sales coupled with a 10% increase in the cost of goods sold as a percentage of sales (due in large part to the revised accounting estimates for the expected end-of-year inventory levels under the LIFO method the previous year) and an approximate 10% increase in the operating expenses resulted in income from operations of $74,000, or a decline of approximately 66% from the previous third quarter's income from operations of $215,000. For the nine months ending January 31, 1996, the 5% decline in net sales coupled with the 3% increase in the cost of goods sold as a percentage of sales and a 5% greater operating expense, decreased the Company's income from operations by $1,087,000, or approximately 30%, to $2,537,000. For the nine months ending January 31, 1995, the 22% sales increase and the 15% increase in operating expenses tied to lower cost of goods sold at 31% improved the Company's income from operations by $1,005,000, or approximately 38%, to $3,624,000. Other income for the third quarter of fiscal 1996 was $57,000 compared to $82,000 in the third quarter of fiscal 1995. For the nine month period ending January 31, 1996, other income was $173,000 compared to $155,000 in the similar period of the previous fiscal year. The Company's fiscal year ending April 30 divides the purchasing patterns of its school customers such that the major marketing and inventory buildup efforts occur at the end of the fiscal year, while the resulting sales primarily follow in the first two quarters of the next fiscal year.

   LIQUIDITY

   Cash and cash equivalents totaled $6,832,000 at January 31, 1996, a decrease of $628,000 from the year ended April 30, 1995. The Company has no outstanding long term debt. As shown in the cash flow statements, the cash provided by the operating activities of the Company for the first nine months of fiscal 1996 amounted to $1,987,000, as compared to $4,269,000 for the first nine months of fiscal 1995, a change which is attributed to the decrease in net earnings after adjustments to accounts covering amortization of prepublication costs, accounts receivable, inventories, accrued expenses, and income taxes payable. The cash provided by the operating activities of the Company for the first nine months of fiscal 1995 amounted to $4,269,000, as compared to $2,725,000 for the first nine months of fiscal 1994, an improvement of $1,544,000 which is attributed principally to the increase in net earnings with other adjustments to accounts covering deferred income taxes, inventories, accounts payable, accrued expenses, and income taxes payable. The changes in the assets and liabilities for the first nine months of fiscal 1996 include a decrease of cash and cash equivalents, an increase in accounts receivable, an increase in inventories attributable to the addition of new and revised products, an increase of prepublication services for new and revised products under development, an increase in property and equipment from the construction of the new facility, a reduction in accounts payable, and an increase in income taxes payable. There have been no changes in business practices including credit terms or collection efforts from previous years.

   Investment in new and revised products in the first nine months of fiscal 1996 was $948,000, or an increase of $418,000 over the first nine months of fiscal 1995 when $530,000 was used for the purchase of prepublication services. The rate of investment in new and revised products as a percentage of sales for the first nine months of fiscal 1996 was approximately 8%, compared to an investment rate of 4% for the similar period of the previous fiscal year. The Company currently intends to continue an aggressive pace of prepublication investment to maintain a publishing program of adding new titles while revising a backlist of products to match market needs. With advances in general technology, the magnitude of revision efforts required to keep the industrial and technical books up to date has increased the investment allocations. In the third quarter of fiscal 1996, there were no investing activities related to marketable securities, as was also the case in the first and second quarters.

   The primary financing use of cash in the nine months ending January 31, 1996 was the payment of dividends at $.80 per share. For the previous nine month period ending January 31, 1995, the primary financing use of cash was the payment of dividends at the rate of $.75 per share.

   The first and second quarters historically have displayed increased shipments and increased growth in accounts receivable while inventory declines. This past third quarter, the strength of the Company's product
   line also contributed to increased sales.   The fourth quarter has
   historically displayed an anticipated growth in inventory as new and revised products are published for the next calendar/copyright year and for the next marketing cycle. The seasonal and cyclical nature of selling products such as textbooks and supplements into the school market with two separate semesters tends to affect the periodic liquidity of the Company.

   CAPITAL RESOURCES

   It is anticipated that the future capital needs of the Company will be met from internally generated funds. The investment in computer hardware and software for various departments within Goodheart-Willcox will be met from cash flow from operating activities. In fiscal 1996, the investment in prepublication products and services is expected to increase over the pattern established in previous years with plans to revise popular backlist titles while adding new titles and products to the Company's line.

   In the first quarter of fiscal 1996, the Company acquired 5.9 acres in Tinley Park, Illinois, for approximately $738,000 on which it is constructing a warehouse and office facility. The Company intends to relocate the entire business operation including editorial, creative, sales and marketing, and distribution to this new facility which is located approximately eight miles from the current South Holland facility. The site was selected with the intention of retaining all of the present talented employees as a productive workforce for future growth. At the close of the third quarter, the architectural plans were nearly complete. The current facility has been placed on the market for sale. It is anticipated the new structure will be completed for occupancy in late Spring/early Summer at a total cost of approximately $2,762,000 using existing capital resources.

   THE EFFECTS OF INFLATION

   Inflation affects the Company due to increases in the cost of materials and services. In fiscal 1995 and in the first three quarters of fiscal 1996, the Company experienced some tightening of suppliers schedules and some price increases which appear to be more inflationary than patterns experienced in previous fiscal years. Paper used to replenish inventory and to print new products or reprint existing products has experienced dramatic price increases. Products printed and bound in the third and fourth quarters of fiscal 1996 using the more costly paper available will be sold primarily in the first and second quarters of the following fiscal year. By advanced planning and by shifting grades of paper, the effect of the paper price increases may be delayed. At the close of the third quarter, some lead times for paper orders were shortening and there was some softening of paper pricing. The ability to reflect such price increases in the selling price of Goodheart-Willcox products depends upon the pricing of competing product lines and general market conditions, which may require the Company to absorb part or all of these paper price increases. The Company continues to manage its costs of doing business in these uncertain times by using various suppliers with specialized graphic arts equipment and production capabilities, by obtaining quotations from new suppliers, by reviewing the variety of paper grades appropriate for various titles, by scheduling press runs in batches, and by staying alert to outside opportunities to meet key deadlines.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      THE GOODHEART-WILLCOX COMPANY, INC.
                                  (Registrant)

Date
     ----------------       --------------------------------------------------
                                            John F. Flanagan
                                               President

Date
     ----------------       --------------------------------------------------
                                            Donald A. Massucci
                                Vice President, Administration and Treasurer