Form 10-K
period 1996-04-30
GOODHEART WILLCOX CO INC
filed 1996-07-09
CIK 42504

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K
(Mark One)

     X
   -----      Annual Report Pursuant to Section 13 or 15(d) of
             The Securities Exchange Act of 1934 [Fee Required]
                  For the fiscal year ended April 30, 1996.

                                     or


   -----    Transition report pursuant to Section 13 or 15(d) of
            The Securities Exchange Act of 1934 [No Fee Required]
                     For the transition period from      to

                                                   Commission File Number 0-7276


                    THE GOODHEART-WILLCOX COMPANY, INC.,
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

     Delaware                                              36-2135994
- -------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                   No.)


 123 West Taft Drive, South Holland, Illinois           60473-2089
- --------------------------------------------------------------------------------
   (Address of principal executive office)              (Zip Code)


Registrant's telephone number, including area code    (708) 333-7200
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each Exchange on
     Title of each Class                         which registered
     -------------------                     -------------------------
          None                                          None

Securities registered pursuant to Section 12(g) of the Act:

                                Common Stock
- --------------------------------------------------------------------------------
                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES     X                                  NO
           -----                                     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be

                                 (continued)
contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 3, 1996, (within 60 days prior to the date of filing) was approximately $6,670,512.

     The number of shares of the registrant's common stock, $1.00 par value per share outstanding, as of April 30, 1996 was 747,900.


                     DOCUMENTS INCORPORATED BY REFERENCE


1. Annual Report to Stockholders for fiscal year ended April 30, 1996, ("1996 Annual Report").

2. Proxy Statement for Annual Meeting of Stockholders, July 9, 1996, ("Proxy Statement").

3. Registration Statement, Form S-1, File No. 2-45113, dated July 25, 1972, ("Registration Statement").



Part II
     Item 5  -  1996 Annual Report       Pages 6 & 16
     Item 6  -  1996 Annual Report       Pages 2-16
     Item 7  -  1996 Annual Report       Pages 2-16
     Item 8  -  1996 Annual Report       Pages 2-16

PART III
     Item 10 -  1996 Proxy Statement     Pages 2-7
     Item 11 -  1996 Proxy Statement     Pages 3-7
     Item 12 -  1996 Proxy Statement     Pages 4-5

PART IV
     Item 14 -  1996 Annual Report       Pages 2-16
     Exhibit Index                       Pages 12-13

                                  PART I



Item I.  Business

(a)  General Development of Business

     The Company was reorganized as a Delaware corporation in 1972. The Company publishes textbooks and workbooks for junior and senior high schools, vocational, technical and private trade schools, colleges and universities. Its books are also used for apprentice training, adult education, home study and by do-it-yourselfers. The current catalogs list approximately 504 texts, workbooks, computer software supplements, instructor's guides, and other supplements published by the Company, including such subjects as Trade and Industry, Technical, Family and Consumer Sciences and Technology. There has been no material change in the general development of the Company's business since the beginning of the fiscal year.

(b)  Financial Information About Industry Segments

     During the last three fiscal years, the registrant has been engaged in only one business segment, the publication of textbooks, workbooks, guides and computer software supplements for sale primarily to educational institutions.

(c)  Narrative Description of Business

     The publishing activities of the Company encompass the search for and development of authors to create manuscripts, assisting authors in the preparation of their product, editing manuscripts, designing textbooks and arranging for art work and illustrations, making up the individual pages, contracting for printing and binding, and marketing its textbooks. The Company contracts for all offset printing and binding requirements with suppliers and contractors which generally serve the book publishing industry. The Company purchases its paper requirements principally from 2 sources, although a number of other sources are available.

     During the past fiscal year the Company published 7 new texts, 18 new supplements to accompany established texts, 25 textbook revisions and 43 supplement revisions. Changes in technology require periodic revisions of existing titles. Books used primarily by schools are revised frequently. The majority of texts which historically have accounted for a very substantial amount of the Company's sales have been completely revised within the past several years.

     A major portion of the Company's sales are made directly to high schools, vocational schools, technical schools, trade schools and colleges, and indirectly to such schools through bookstores and state textbook depositories. The remainder of sales are made to bookstores, mail order companies, department stores, correspondence schools, a Canadian distributor and an export distributor. During the latest fiscal year, no title accounted for more than 8.5% of sales.

     Selections of the Company's textbooks in most states are made at the individual school or school district level. However, in some states, selections or adoptions of such books are made at the state level by an adoption committee. There are presently 16 such states that adopt in the Company's subject areas in which the Company has from 16 to 79 adopted titles. Schools in such states are generally required to select their textbooks from those approved and adopted by the state. Most states following statewide adoption practices, however, adopt more than one textbook for each subject so the local schools are afforded a choice of author and publisher. The prices of the Company's books in effect at the time of an adoption usually cannot be changed during the adoption period.

     In 15 states, the Company's textbooks are consigned to a state depository from which the local schools make their purchases. Sales through state depositories accounted for approximately 11.3% of sales in the latest fiscal year.

     There has been no significant change in the kinds of products produced, or in the markets or methods of distribution, since the beginning of the fiscal year.

     There have been a number of mergers, acquisitions and joint ventures involving competitors of the Company during recent years. Many companies publish textbooks competing with many but not all of the Company's titles. The remaining competitors publish textbooks competing with some of the Company's titles. Most competitors employ outside sales personnel in their marketing efforts. The Company employs 9 outside sales persons. However, the promotion by the Company of its textbooks continues to be primarily accomplished by mailings to teachers and schools. It continues to follow a liberal policy of providing sample copies. No industry statistics are available for this segment of the publishing business. Accordingly, it is not possible to ascertain the Company's competitive position in its field. No customer accounts for more than 2.5% of sales.

     The Company does not consider backlogs, patents, licenses, franchises and concessions, research or environmental considerations as material to its business. No significant problems have been encountered, and none are anticipated, in obtaining adequate supplies of paper. The Company has continued to add new book titles and discontinue others at a normal rate. The Company presently employs 62 full-time persons. Employee relations are considered good. Much of the Company's textbook business is seasonal, and approximately 54% of the year's sales were made in the four months of July through October.

(d)  Financial Information About Foreign and Domestic Operations and Export
     Sales

     Export sales during the last three years have not been material in relation to the total sales. Profitability and risk are essentially similar on the Company's foreign and domestic sales.


Item 2.  Properties

     The Company's principal property is a one-story building in South Holland, Illinois, of steel and masonry construction. It contains approximately 56,000 square feet of floor space and is located on 5-1/2 acres of land owned by the Company. The main part of the building, which houses the Company's offices and book warehouse, was completed in 1970 and an additional 3,300 square feet of office space was completed in 1976. A warehouse addition of 24,000 square feet was completed in October, 1981. In January 1985, the Company acquired an adjoining parcel of 15,000 sq. ft., improved with a 2,274 sq. ft., single story office building, which was then physically connected to the principal offices and is now used by the editorial staff.

     The Company has acquired 5.9 acres of land in Tinley Park, Illinois upon which it is constructing a warehouse and office building containing approximately 52,000 square feet of warehouse/distribution floor space, of which approximately 20,000 square feet will be used for office requirements.
It is anticipated that building will be completed for occupancy in early Fiscal 1997 and that all the Company's South Holland operations will then be relocated from South Holland to the new building in Tinley Park. The South Holland properties are presently being offered for sale. The Company is financing the cost of the construction and relocation from its own funds.

Item 3.  Legal Proceedings

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None


                                   PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     The following section of the Company's 1996 Annual Report to Stockholders is hereby incorporated by reference:

(a)  Market - Over-the-Counter - Symbol-GWOX          Page 16
     Quotation Ranges and Dividends                   Page 6

(b) 150 common shareholders based upon the number of record owners as of May 24, 1996, the record date for the Company's Annual Meeting of Shareholders.

(c) (1) and (2) Dividends, see table referred to above. There are no known restrictions on the Company's present or future ability to pay dividends. The Company currently expects that cash dividends will be continued to be paid in the future at a rate based upon earnings for the prior fiscal year.

Item 6.  Selected Financial Data

     The following section of the Company's 1996 Annual Report to Stockholders is hereby incorporated by reference:

     Five year Summary of Selected Financial Data     Page 6

     This referenced section should be read in conjunction with the Financial Statements and related Notes (hereby incorporated by reference) in the Company's 1996 Annual Report to Stockholders, Pages 2-16.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following section of the Company's 1996 Annual Report to Stockholders is hereby incorporated by reference:

     Management's Discussion and Analysis of Financial    Pages 13-15
     Condition and Results of Operations

     This referenced section should be read in conjunction with the Financial Statements and related Notes (hereby incorporated by reference) in the Company's 1996 Annual Report to Stockholders, Pages 2-16.

Item 8.  Financial Statements and Supplementary Data

(a)  Financial statements:

     (1) Financial statements and schedules are included in this Form 10-K Annual Report as indicated in the index on Page 12. Those portions of The Goodheart-Willcox Company, Inc.'s 1996 Annual Report to Stockholders listed under the caption "Financial Statements" in such index are incorporated by reference.

     (2)  Exhibits:

     The Goodheart-Willcox Company, Inc.'s 1996 Annual Report to Stockholders (which, except for those portions thereof incorporated by reference in this Form 10-K Annual Report, is furnished for the information of the Commission but is not deemed to be "filed" as part of this report).

Item 9.  Disagreements on Accounting and Financial Disclosure

     None.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

     The following section of the Company's 1995 Proxy Statement is hereby incorporated by reference:

a) Identification of Directors                          Page 2

b) Identification of Executive Officers

John F. Flanagan, age 52, President and Chief Executive Officer since June, 1980; Treasurer from January, 1973 to April, 1988; Vice President from January, 1973 to June, 1980; prior thereto various positions with the Company since 1968.

Donald A. Massucci, age 56, Vice President, Administration, since June, 1980, Treasurer since April, 1988, and Secretary from July, 1976 to April, 1988. Mr. Massucci has been with the Company since 1962.

Dick G. Snyder, age 59, Vice President, Sales, since June, 1980, and Secretary since April, 1988. Mr. Snyder has been with the Company since 1977.

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

Item 11.    Management Remuneration and Transactions


           (A)                               (B)                     (C)                            (D)
- ---------------------------  ----------------------------------  ------------       -------------------------------------
                                                                                            PROFIT SHARING PLAN
                                                                                    -------------------------------------
                                                                                    D1            D2            D3
                                                                   Cash and Cash    Company       Amount        Aggregate
Name of Individual                                                 Equivalent       Contribution  Accrued       Accrued
or Number of                            Capacity in                Forms of         During Last   During Last   To
Persons in Group                        Which Served               Remuneration(1)  Fiscal Year   Fiscal Year   Date(4)
- ---------------------------  ------------------------------------  ---------------  ------------  -----------  ----------
George A. Fischer (6)                   Chairman,                  $ 62,000(2)       $ 9,300      $304,900     $2,145,458
                                        Director

John F. Flanagan (7)                    President,                  336,000(2)        22,500       237,314      1,686,150
                                        Chief Executive
                                        Officer, Director

Donald A. Massucci (8)                  Vice President,             135,175(3)        20,276       126,965        910,885
                                        Administration &
                                        Treasurer

Dick G. Snyder (8)                      Vice President, Sales &     135,175(3)        20,276        67,042        491,183
                                        Secretary

Walter C. Brown                         Consulting Editor,           98,720            6,225        24,131        175,652
                                        Director

All Directors and Officers as a Group (5)                          $880,540          $78,577      $760,352     $5,409,328

(1) Amounts paid, if any, in securities or property, insurance benefits or reimbursements, personal benefits, fees and commissions are insignificant and therefore, said types of remuneration are combined with salaries, directors' fees and bonuses. This also includes author royalty payments of $57,220 to Dr. Brown and of $61,470 to Dr. Kicklighter.

(2) Includes salaries pursuant to employment agreements and discretionary year end bonuses which were set by the Company's Board of Directors of $7,000 for Mr. Fischer and of $81,000 for Mr. Flanagan.

(3) Includes salaries established by management and year end bonuses fixed by the Company's Board of Directors of $25,000 for each of Messrs. Massucci and Snyder.

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

(6) An agreement dated June 1, 1975, amended from time to time and further amended April 12, 1996, to renew it for one year, between the Company and Mr. Fischer provides that until May 31, 1997, or any renewal date, he will serve as Chairman of the Board, his duties to be determined by the Board of Directors or the President. Effective May 1, 1996, he is to be paid compensation of $56,650 per year, plus reimbursement for expenses and any bonus awarded to him by the Board of Directors. From the date the contract or any renewal thereof expires he is to be paid until his death consultative compensation of $40,000 per year. In the event Mr. Fischer should die or become physically or mentally incapable of performing services before the expiration date of the agreement or any renewal thereof, the Company will pay him if he is living, or his estate if he is deceased, twenty-four months' full salary. The agreement further provides for reimbursement of medical care expenses incurred by him, his spouse or defined dependents, not otherwise reimbursed by insurance provided by the Company.

(7) An agreement dated June 1, 1975, amended from time to time and further amended April 12, 1996, between the Company and Mr. Flanagan provides that until May 31, 1998, or any renewal date, he will serve as Chief Executive Officer, with his duties to be determined by the Board of Directors. Effective May 1, 1996, he is to be paid compensation of $262,650 per year, plus reimbursement of expenses and any bonus awarded to him by the Board of Directors. His agreement includes provisions for medical care reimbursement and for death or disability and consultative compensation on terms similar to those provided for Mr. Fischer. In addition, his agreement provides that if he is living and under continuing disability for more than twenty-four months, the Company will pay him one-half salary per month, not to exceed, however, sixty months.

(8) Messrs. Massucci and Snyder annual salaries were each increased, effective May 1, 1996, to $113,300.

     The following sections of the Company's 1996 Proxy Statement are hereby incorporated by reference.


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

(a)  Security Ownership of Certain Beneficial Owners   Pages 4-5

(b)  Security Ownership of Management


 Title of       Name of Beneficial      Amount and Nature     Percent of
   Class              Owner          of Beneficial Ownership     Class
 --------       ------------------   -----------------------  ----------
Common Stock    Loraine J. Mix              292,300 (3)         39.1%
Common Stock    George A. Fischer           163,200             21.8%
Common Stock    John F. Flanagan             20,634 (1)          3.0%
Common Stock    Walter C. Brown               1,000 (2)           *
Common Stock    Clois E. Kicklighter            100               *
Common Stock    Robert C. DeBolt                  0               *
Common Stock    Wilma Pitts Griffin             150               *
Common Stock    Donald A. Massucci              300               *
Common Stock    Dick G. Snyder                  700               *

All Directors and Officers as a Group       (9 persons)         64.0%


* less than one percent

(1) Of these shares 18,000 are owned beneficially and of record by Mr. Flanagan's wife, 2,614 are owned jointly by Mr. Flanagan and his wife and 20 are held by him as custodian for their children.

(2) These shares are owned beneficially and of record by Dr. Brown and his wife as co-trustees under a living trust.

(3) Mrs. Mix owns 27,100 shares, and, in addition, is a co-trustee with sole voting and investment power relating to the shares of the Company, and a beneficiary together with her two daughters, one of whom is the wife of Mr. Flanagan, of a trust established by the Last Will of Floyd M. Mix, deceased, which trust holds 265,200 shares of the Company. Each of the two daughters of Mrs. Mix owns 18,000 shares. In addition, Mrs. Flanagan
     owns jointly with her husband 2,614 shares.    The aggregate holdings of
     all members of the Mix family in all capacities are 330,914 shares, or 44.2% of the Company's outstanding stock.

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

Item 13.  Certain Relationships and Related Transactions

     None.

                                   PART IV


Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                         FOR FORM 10-K ANNUAL REPORT
                         OF YEAR ENDED APRIL 30, 1996

                                                                   Page Number Reference
                                                             ---------------------------------
                                                                                  Annual
                                                                                  Report to
                                                             Form 10-K            Stockholders
                                                             ---------            ------------
(a) 1.  Financial Statements

Consolidated statements of earnings and stockholders'                              Pages 3-4
equity for the years ended April 30, 1996, 1995 and 1994

Consolidated balance sheets as of April 30, 1996, and                              Page 2
1995

Consolidated statements of cash flows for the years                                Page 5
ended April 30, 1996, 1995 and 1994

Notes to consolidated financial statements                                         Pages 7-11

Report of Independent Certified Public Accountants                                 Page 12

Statement of Management Responsibilities                                           Page 12

(a) 2.  Financial Statements Schedules

Schedule II - Valuation and Qualifying Accounts                 Page 14

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

(b) Reports on Form 8-K: no reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended April 30, 1996.

21.  List of Subsidiaries.  Page 15 of this Form 10-K.

All other exhibits are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

                      THE GOODHEART-WILLCOX COMPANY, INC.
                                  SCHEDULE II
                       Valuation and Qualifying Accounts
               For the years ended April 30, 1996, 1995 and 1994




                                 Balance at         Additions         Deductions         Balance
                                 Beginning          charged to        from               at end of
Description                      of Period          Income            Reserves           Period
- -------------------------------  ----------         ----------        -----------        ---------
Year ended April 30, 1996
Allowance for Sales returns(1)    $169,000            $ 93,000           $164,000         $ 98,000
Allowance for doubtful accounts   $ 15,000            $  3,000           $  3,000         $ 15,000

Year ended April 30, 1995
Allowance for Sales returns(1)    $   -               $530,000           $361,000         $169,000
Allowance for doubtful accounts   $ 15,000            $ 14,000           $ 14,000         $ 15,000


Note: The allowance for sales returns and doubtful accounts for the year ended April 30, 1994 was not material to the Consolidated financial statements.




(1) Allowance for Sales returns represents anticipated returns net of inventory and royalty costs.