Form 10-Q
period 1996-07-31
GOODHEART WILLCOX CO INC
filed 1996-09-13
CIK 42504

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934.
      For the quarterly period ended July 31, 1996


                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934.
      For the transition period from _______ to _______.

                         Commission file number 0-7276

                     THE GOODHEART-WILLCOX COMPANY, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in charter)


          Delaware                                      36-2135994
- --------------------------------------------------------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)

  18604 West Creek Drive, Tinley Park, Illinois         60477
- --------------------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)

                                      (708) 687-5000
- --------------------------------------------------------------------------------
  (Registrant's telephone number, including area code)

  123 West Taft Drive, South Holland, Illinois          60473
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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
                           ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 31, 1996 - 747,900 shares.

                                     INDEX

                      THE GOODHEART-WILLCOX COMPANY, INC.




PART I    FINANCIAL INFORMATION                                                 PAGE

Item 1.   Financial Statements

          Consolidated Balance Sheets - July 31, 1996 and April 30, 1996 .....     3

          Consolidated Statements of Earnings - Three Months Ended
           July 31, 1996 and 1995 ............................................     5

          Consolidated Statements of Stockholders' Equity - Three Months Ended
           July 31, 1996 and 1995 ............................................     6

          Consolidated Statements of Cash Flows - Three Months Ended
           July 31, 1996 and 1995 ............................................     7

          Notes to Consolidated Financial Statements - July 31, 1996 .........     8

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations .............................................    14

SIGNATURES ...................................................................    17

PART II.  OTHER INFORMATION

Item 6.   Exhibit 27 - Financial Data Schedule ...............................    18


PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

================================================================================

                                                                          July 31,   April 30,
                  ASSETS                                                   1996        1996
                                                                        ----------- -----------
                                                                                      (Note)
Current assets
 Cash and cash equivalents .........................................    $ 2,899,000 $ 5,118,000
Accounts receivable - net of allowance for doubtful receivables
  and sales returns of $131,000 and $207,000 .......................      3,236,000   1,421,000
 Inventories .......................................................      2,037,000   1,967,000
 Deferred income taxes .............................................        476,000     476,000
 Prepaid income taxes ..............................................              -      36,000
 Other .............................................................        198,000     119,000
                                                                        ----------- -----------

    Total current assets ...........................................      8,846,000   9,137,000

Investment securities available for sale ...........................         91,000      91,000
Prepublication costs - net of accumulated amortization of $1,043,000
 and $1,071,000 ....................................................      1,595,000   1,639,000
Property and equipment - net .......................................      3,944,000   2,253,000
Cash surrender value of life insurance
 net of loans of $363,000 and $363,000 .............................        625,000     585,000
Other assets .......................................................              -           -
                                                                        ----------- -----------

                                                                        $15,101,000 $13,705,000
                                                                        =========== ===========


Note: The consolidated balance sheet at April 30, 1996 has been taken from the audited financial statement at that date.


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)

================================================================================


                                                                          July 31,         April 30,
  LIABILITIES AND STOCKHOLDERS' EQUITY                                      1996             1996
                                                                        -----------       -----------
                                                                                             (Note)
Current liabilities
 Accounts payable ...............................................       $   890,000       $   852,000
 Accrued real estate taxes ......................................           107,000            89,000
 Accrued compensation ...........................................           481,000           325,000
 Accrued profit sharing contribution ............................            82,000                 -
 Dividends payable ..............................................                 -           299,000
 Royalties payable ..............................................           464,000           212,000
 Income taxes payable ...........................................           403,000                -_
                                                                        -----------       -----------

    Total current liabilities ...................................         2,427,000         1,777,000

Deferred income taxes ...........................................           112,000           112,000

Commitments and contingencies ...................................                 -                 -

Redeemable common stock, 163,200 shares at estimated redeemable
 value in excess of insurance proceeds, less cash surrender value         3,117,000         3,077,000

Stockholders' equity
 Common stock - authorized, 1,000,000 shares of $1 par value;
  issued 598,800 shares, exclusive of 163,200 redeemable
  shares.........................................................           599,000           599,000

Retained earnings................................................         9,122,000         8,416,000
                                                                        -----------       -----------

                                                                          9,721,000         9,015,000

Net unrealized gain on investment securities available-for-sale               6,000             6,000
Less cost of 14,100 shares of common stock held in treasury......          (282,000)         (282,000)
                                                                        -----------       -----------
                                                                          9,445,000         8,739,000
                                                                        -----------       -----------
                                                                        $15,101,000       $13,705,000
                                                                        ===========       ===========



Note: The consolidated balance sheet at April 30, 1996 has been taken from the audited financial statement at that date.


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS ENDED JULY 31,
(UNAUDITED)

================================================================================

                                                                                      July 31     July 31
                                                                                        1996        1995
                                                                                     ----------  ----------
Sales ......................................................................         $4,505,000  $4,373,000

Cost of goods ..............................................................          1,429,000   1,263,000
                                                                                     ----------  ----------

       Gross profit ........................................................          3,076,000   3,110,000

Operating expenses
  Selling, general and administrative ......................................          1,451,000   1,408,000
  Royalties ................................................................            466,000     450,000
                                                                                     ----------  ----------

                                                                                      1,917,000   1,858,000
                                                                                     ----------  ----------

       Operating profit ....................................................          1,159,000   1,252,000

Other income (expense)
  Interest .................................................................             25,000      51,000
  Other ....................................................................              1,000       7,000
                                                                                     ----------  ----------

                                                                                         26,000      58,000
                                                                                     ----------  ----------

       Earnings before income taxes ........................................          1,185,000   1,310,000

Income tax expense (benefit)
  Currently payable ........................................................            439,000     514,000
                                                                                     ----------  ----------

       NET EARNINGS ........................................................         $  746,000  $  796,000
                                                                                     ==========  ==========

Earnings per share .........................................................         $     1.00  $     1.06
                                                                                           ====        ====


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995
(UNAUDITED)


                                                             Net unrealized gain (loss)
                                                                  on investment
                                         Common       Retained      securities        Treasury
                                         stock        earnings   available-for-sale    stock        Total
                                        --------     ----------  ------------------  ---------   ----------

Balance at April 30, 1996 ..            $599,000     $8,416,000       $6,000         $(282,000)  $8,739,000

Net earnings for period ....                   -        746,000            -                 -      746,000

Change in estimated value of
  redeemable common stock
  in excess of insurance
  proceeds based on increase
  in cash surrender value
  of life insurance ........                   -        (40,000)           -                 -      (40,000)
                                        --------     ----------       ------         ---------   ----------

Balance at July 31, 1996 ...            $599,000     $9,122,000       $6,000         $(282,000)  $9,445,000
                                        ========     ==========       ======         =========   ==========

Balance at April 30, 1995 ..            $599,000     $6,852,000       $    -         $(282,000)  $7,169,000

Net earnings for period ....                   -        796,000            -                 -      796,000

Change in estimated value of
  redeemable common stock
  in excess of insurance
  proceeds based on increase
  in cash surrender value
  of life insurance ........                   -        (13,000)           -                 -      (13,000)
                                        --------     ----------       ------         ---------   ----------

Balance at July 31, 1995 ...            $599,000     $7,635,000       $    -         $(282,000)  $7,952,000
                                        ========     ==========       ======         =========   ==========


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JULY 31,
(UNAUDITED)

================================================================================

                                                                     July 31          July 31
                                                                       1996            1995
                                                                   -----------     -----------
Cash flows from operating activities:
  Net earnings ..................................................  $   746,000     $   796,000
  Adjustments to reconcile net earnings to net cash used in
    operating activities
      Depreciation expense ......................................       24,000          23,000
      Amortization of prepublication costs ......................      243,000         186,000
      Deferred income taxes .....................................            -          (4,000)
      Other .....................................................            -               -
      Changes in assets and liabilities
         Accounts receivable ....................................   (1,815,000)     (2,049,000)
         Inventories ............................................      (70,000)       (191,000)
         Other assets ...........................................      (79,000)       (139,000)
         Accounts payable .......................................       38,000        (316,000)
         Royalties payable ......................................      252,000         273,000
         Accrued expenses .......................................      256,000          70,000
         Income taxes payable ...................................      439,000         499,000
                                                                   -----------     -----------

           Net cash provided by (used in) operating activities ..       34,000        (852,000)

Cash flows from investing activities:
  Purchases of property and equipment ...........................   (1,715,000)       (742,000)
  Purchases of prepublication costs .............................     (199,000)       (257,000)
  Increase in cash surrender value of officer's life insurance ..      (40,000)        (13,000)
  Change in other assets ........................................            0           1,000
                                                                   -----------     -----------

           Net cash used in investing activities ................   (1,954,000)     (1,011,000)

Cash flows from financing activities:
  Dividends paid ................................................     (299,000)       (299,000)
                                                                   -----------     -----------

           Net cash used in financing activities ................     (299,000)       (299,000)
                                                                   -----------     -----------

           Decrease in cash and cash equivalents ................   (2,219,000)     (2,162,000)

Cash and cash equivalents at beginning of period ................    5,118,000       7,460,000
                                                                   -----------     -----------

Cash and cash equivalents at end of period ......................  $ 2,899,000     $ 5,298,000
                                                                   ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes - net ............  $     7,500     $    19,000
                                                                   ===========     ===========


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 1996
(UNAUDITED)

================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's business is seasonal, and operating results for the three months ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ended April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1996.

BUSINESS ACTIVITY

The Company publishes textbooks on technology, trade and technical, family and consumer sciences and vocational subjects. The Company's activities include the search for authors, the procurement and editing of manuscripts, and the design, illustration and marketing of its textbooks. Printing and binding of books is done by outside contractors.

The Company's sales are primarily domestic, and the Company's customer base includes state schools and community colleges. Historically, the Company has experienced its highest level of sales in its first and second quarter and its lowest level in the fourth quarter. This pattern has resulted from purchasing habits of its school customers.

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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JULY 31, 1996
(UNAUDITED)

================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVENTORIES

Inventories are valued at the lower of cost or market. Cost of inventories was determined by the last-in, first-out (LIFO) and the first-in, first-out (FIFO) methods as summarized below
(see note B):


                                                          July 31,   April 30,
                                                            1996        1996
                                                         ----------  ----------
Last-in, first out method ..........................     $1,982,000  $1,898,000
First-in, first out method .........................         55,000      69,000
                                                         ----------  ----------

                                                         $2,037,000  $1,967,000
                                                         ==========  ==========


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

INVESTMENT SECURITIES

Available-for-sale securities are those that management designated as available to be sold in response to changes in market interest rates or liquidity needs. Investment securities available-for-sale are stated at fair value, with the unrealized gains or losses shown as a component of stockholders' equity. Gains or losses on disposition of these securities are determined using the specific identification method.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided on the straight-line and accelerated methods over the estimated useful lives of the assets. Annual depreciation rates range from 20% to 40% for equipment and from 3% to 20% for buildings and improvements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JULY 31, 1996
(UNAUDITED)

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

ADVERTISING COSTS

The Company expenses advertising costs as incurred.

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

EARNINGS PER SHARE

Earnings per share is computed on the weighted average number of shares outstanding of 747,900 for the periods ended July 31, 1996 and 1995.

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of such assets approximates their fair value.

PERVASIVENESS OF ESTIMATES.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JULY 31, 1996
(UNAUDITED)

================================================================================

NOTE B - INVENTORIES

Inventories consist of the following:

                                                            July 31,   April 30,
                                                             1996        1996
                                                          ----------  ----------
Raw materials .......................................     $   86,000  $   78,000
Work-in-process .....................................         55,000      69,000
Finished goods ......................................      1,896,000   1,820,000
                                                          ----------  ----------

                                                          $2,037,000  $1,967,000
                                                          ==========  ==========


Inventories would have been $2,729,000 and $2,645,000 higher at July 31, 1996 and April 30, 1996, respectively, if the FIFO method of accounting had been used on all inventories.

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


NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                            July 31,   April 30,
                                                             1996        1996
                                                          ----------  ----------
Land ................................................     $  814,000  $  814,000
Building and improvements ...........................      1,027,000   1,027,000
Equipment ...........................................      1,182,000     840,000
                                                          ----------  ----------

                                                           3,023,000   2,681,000
Less accumulated depreciation .......................      1,286,000   1,263,000
                                                          ----------  ----------
                                                           1,737,000   1,418,000
Construction in progress ............................      2,207,000     835,000
                                                          ----------  ----------
                                                          $3,944,000  $2,253,000
                                                          ==========  ==========

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JULY 31, 1996
(UNAUDITED)

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

The Company has recorded contributions amounting to $82,000 and $80,000 for the quarter ended July 31, 1996 and 1995, respectively.


================================================================================

NOTE F - COMMITMENTS AND CONTINGENCIES

Under an agreement between the Company and a principal stockholder/officer, the Company will purchase approximately 163,200 shares of the Company's stock owned by him upon his death. The purchase price will be based on the fair market value of the Company's shares at that time, as determined by a named third party. The excess of the estimated fair market value of the mandatorily redeemable shares over the amount of life insurance, net of cash surrender value, carried to meet a portion of the Company's obligation under this agreement has been segregated from stockholders' equity as of July 31, 1996 and April 30, 1996.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JULY 31, 1996
(UNAUDITED)

================================================================================

NOTE F - COMMITMENTS AND CONTINGENCIES - CONTINUED

The Company has entered into employment agreements with two officers that provide for annual compensation and certain other benefits including death benefit payments equal to two years salary. The present value of the estimated death benefit payable under these agreements of approximately $160,000 is included in accrued compensation at July 31, 1996 and April 30, 1996.

In May 1995, the Company acquired property in Tinley Park, Illinois, for approximately $738,000 upon which it is constructing a warehouse and office building. It is anticipated the building will be completed for occupancy in early fiscal 1997 at a total cost exclusive of land of approximately $2,798,000, prior to any change orders.

                         PART I - FINANCIAL INFORMATION

                                   FORM 10-Q

                      THE GOODHEART-WILLCOX COMPANY, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


First Quarter Fiscal 1997 Compared With First Quarter Fiscal 1996

OPERATING  RESULTS

The Company's net sales for the first quarter of fiscal 1997 increased $132,000, or approximately 3% from the same quarter in the previous fiscal year, due primarily to increased sales of recently revised products in open territories coupled with selective price increases. In the first quarter of the fiscal 1996, net sales decreased $58,000, or approximately 1% from the same quarter in the previous fiscal year, due primarily to the decline in state adoption sales while offsetting events included selective price increases and sales increases from open territories. State textbook adoptions, which contribute substantially to the Company's sales, historically have been held at regular intervals. During the past several years, the intervals for several states have been significantly increased. Price increases are made each year on a product by product basis after considering the cost of paper, printing, binding, the overhead contribution, and competitive pricing. Selective price increases will not totally offset any significant decline in school expenditures for textbooks and supplements. The reserve for future returns will experience minor revisions as the sales product mix continues to shift from middle and senior high schools to community college bookstores, where the number of books and supplements returned occur with greater frequency. The reserve for future returns may experience minor fluctuations to reflect current business practices and expectations of the return rate for various product categories and markets.

The cost of goods sold as a percentage of sales in the first quarter of fiscal 1997 was 32% compared to 29% in the first quarter of fiscal 1996 and 28% in the first quarter of fiscal 1995. The change in the ratio of the cost of goods sold as a percentage of sales this past quarter was primarily attributable to the increased cost of paper, which is a major component of the cost of goods sold, with an added influence being the substantial investment in the revision of a number of backlist titles. While paper prices have started to level out, the build up of inventory, in preparation of the seasonal selling season before the opening of school, took place during a period of higher paper prices. As stated in a recent annual report, "It is possible that the Company will not be able to pass through all of the paper price increase to our customers." Factors affecting the ratio of the cost of goods sold as a percentage of sales are the result of decisions regarding selected selling price increases, adjustments to the print and reprint quantities, and the application of computer technology by outside suppliers permitting shorter press runs, reduction in manufacturing time, and consistent high quality allowing Goodheart-Willcox to better control the unit cost of textbooks and supplements. Management decisions must be balanced between the cost of goods sold as a percentage of sales versus the timing of when new or revised products come to market and contribute to sales.

Operating expenses consisting of royalties, selling, general, and administrative expenses increased $59,000, or about 3% over the first quarter in fiscal 1996, compared to an increase of $137,000, or approximately 8%, in the first quarter of fiscal 1996 over the same period in fiscal 1995. As a percentage of sales, the selling, general, and administrative cost for the first quarter of fiscal 1997 was 32% compared to a similar 32% for the first quarter of fiscal 1996.
A major component of the operating expenses is the distribution of sample textbooks and supplements as a marketing tool which is unique to the textbooks publishing industry. In the first quarter of fiscal 1997 sampling expenses increased to $98,000 from $69,000 in the first quarter of fiscal 1996.

The 3% increase in net sales during the first quarter and the 3% increase in operating expenses along with a 3% increase in the cost of goods sold as a percentage of sales reduced the Company's income from operations by $93,000 or approximately 7%, to $1,159,000. For the first quarter of fiscal 1996, the approximately 1% decrease in net sales and the 8% increase in operating expenses along with an increased cost of goods sold as a percentage of sales reduced the Company's income from operations by $231,000 or approximately 16%, to $1,252,000 from the same period in the previous fiscal year. Other income for the first quarter of fiscal 1997 was $26,000, compared to $58,000 in the first quarter of fiscal 1996, with the decline primarily attributed to lower interest income due to the investment in the new facility. The Company's fiscal year ending April 30 divides the purchasing patterns of its school customers such that the major marketing and inventory buildup efforts occur at the end of the fiscal year, while the resulting sales primarily follow in the first two quarters of the next fiscal year.

LIQUIDITY

Cash and cash equivalents totaled $2,899,000 at July 31, 1997, a decrease of $2,219,000 from the year ended April 30, 1996. The Company has no outstanding long term debt. As shown in the cash flow statements, the cash provided by operating activities for the first quarter of fiscal 1997 amounted to $34,000 as compared to $852,000 used in the first quarter of fiscal 1996, a change which is attributable to the decrease in net earnings after adjustments to accounts covering the amortization of prepublication costs, inventories, accounts payable, accrued expenses, and income taxes payable. The changes in assets and liabilities for the first quarter of fiscal 1997 include an increase in accounts receivable, an increase in inventories attributable to the addition of new printings, an increase in accounts payable, and an increase in accrued expenses. There have been no changes in business practices including credit terms or collection efforts from previous years. The cash used in the operating activities of the Company for the first quarter of fiscal 1996 amounted to $852,000, as compared to $5,000 for the first quarter of fiscal 1995, an increase of $847,000, which is attributable to the decrease in net earnings after adjustments to accounts covering the amortization of prepublication costs, inventories, accounts payable, accrued expenses, and income taxes payable.

Investment in new and revised products in the first quarter of the current fiscal 1997 was $199,000, or a decrease of $58,000 compared to the first quarter of fiscal 1996 when $257,000 was used to purchase prepublication items. The Company currently intends to continue an aggressive pace of prepublication investment in future quarters to maintain a publishing program of adding new titles while revising a backlist of products to match market needs. With the advances in general technology, the magnitude of revision efforts required to keep the industrial and technical books up to date has increased. In the first quarter of fiscal 1997, there were no investing activities related to marketable securities, as was also the case in the first quarter of fiscal 1996. A major investment was made in property and equipment in the first quarter of fiscal 1997 when $1,715,000 was directed towards a new facility with added storage racking, conveyors, and material handling equipment to improve productivity.

The primary financing use of cash in the first quarter of the current fiscal 1997 was the payment of dividends at the rate of $.40 per share compared to the payment of dividends at the similar rate of $.40 per share in the first quarter of fiscal 1996.

The first quarter historically has displayed increased shipments and increased growth in the accounts receivable. In looking ahead into the second and third quarters, there is an anticipated growth in inventories as new and revised products are published for the next copyright year. Also, in the second and third quarters, the accounts receivable decline as cash and cash equivalents increase. The seasonal nature of selling products such as textbooks and supplements into the school market with two separate semesters tends to affect the periodic liquidity of the Company due to the required buildup of inventory for the anticipated needs of schools opening in the fall and for second semester. In the first quarter of fiscal 1996, the investment in property and equipment was $742,000 including the acquisition of 5.9 acres in a business park for approximately $738,000. The site was selected with the intention of retaining all of the talented South Holland employees as a productive work force.

CAPITAL RESOURCES

It is anticipated that the future capital needs of the Company will be met from internally generated funds. The investment in computer hardware and software on a department by department basis will be met from cash flow from operating activities. In fiscal 1997, the investment in prepublication products and services is expected to follow the pattern established in previous years with plans to revise popular backlist titles and add new titles and products to our line. The distribution facility in Tinley Park was operational July 1st while the business, marketing and sales, and editorial and creative functions moved into the office portion of the facility to start work on August 26th. It is anticipated the structure will be completed at a total cost, exclusive of land, of approximately $2,798,000 prior to any change orders.

THE EFFECTS OF INFLATION

Inflation affects the Company due to increases in cost of materials and services. In both fiscal 1995 and fiscal 1996, the Company experienced tightening of suppliers schedules and some price increases which appear to be more inflationary than patterns experienced in the previous fiscal year. The cost of paper purchased in fiscal 1996 to replenish inventory and to print new products to be sold in fiscal 1997 experienced dramatic increases. In the first quarter of fiscal 1997, the outlook for paper pricing appeared to be more stable than the immediate past few quarters. By advance planning and by shifting grades of paper, the effect of some of the paper cost increases may be delayed or softened. The ability to reflect such cost increases in the selling price of Goodheart-Willcox products depends upon the pricing of competing product lines and general market conditions, which may require the Company to absorb part or all of these paper price increases. The Company continues to manage its cost of doing business in these very uncertain times by using various suppliers with specialized graphic arts equipment and production capabilities, by obtaining quotations from new suppliers, by reviewing the variety of paper grades appropriate for various titles, by scheduling press runs in batches, and by staying alert to outside opportunities available to meet key deadlines.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      THE GOODHEART-WILLCOX COMPANY, INC.
                      -----------------------------------
                                  (Registrant)

Date
     -------------------------      --------------------------------------------
                                                      John F. Flanagan
                                                         President

Date
     -------------------------      --------------------------------------------
                                                    Donald A. Massucci
                                    Vice President, Administration and Treasurer