Form 10-Q
period 1996-10-31
GOODHEART WILLCOX CO INC
filed 1996-12-13
CIK 42504

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -------------------------
                                   FORM 10-Q

(Mark One)


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934.
      For the quarterly period ended October 31, 1996


                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
           For the transition period from _______ to _______.

                         Commission file number 0-7276

                     THE GOODHEART-WILLCOX COMPANY, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


             Delaware                                      36-2135994
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)

  18604 W. Creek Drive, Tinley Park, Illinois              60477
--------------------------------------------------------------------------------
       (Address of principal executive offices)            (Zip Code)

                               (708) 687-5000
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

  123 Taft Drive, South Holland, Illinois                  60473
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No    .
                                           ___         ___

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __ No __.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: October 31, 1996 - 747,900 shares.

                                     INDEX

                      THE GOODHEART-WILLCOX COMPANY, INC.




PART I          FINANCIAL INFORMATION                                                     PAGE
------          ---------------------                                                     ----

Item 1.         Financial Statements

                Consolidated Balance Sheets - October 31, 1996 and April 30, 1996 ....     3

                Consolidated Statements of Earnings - Three Months Ended October 31,
                    1996 and 1995; Six Months Ended October 31, 1996 and 1995 ............ 5

                Consolidated Statements of Stockholders' Equity - Six Months Ended
                    October 31, 1996 and 1995 ............................................ 6

                Consolidated Statements of Cash Flows - Six Months Ended
                    October 31, 1996 and 1995 ............................................ 7

                Notes to Consolidated Financial Statements - October 31, 1996 ........     8

Item 2.         Management's Discussion and Analysis of Financial Condition and
                    Results of Operations .............................................   14

PART II.        OTHER INFORMATION
--------        -----------------


SIGNATURES ...........................................................................    18

Item 6.         Exhibit 27 - Financial Data Schedule .................................    19

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
================================================================================





                                                                                          October 31,   April 30,
                            ASSETS                                                            1996        1996
                                                                                           ----------  ----------
                                                                                                         (Note)
Current assets
  Cash and cash equivalents .....................................                          $5,581,000 $ 5,118,000
  Accounts receivable - net of allowance for doubtful receivables
    and sales returns of $233,000 and $207,000 ..................                           2,755,000   1,421,000
  Inventories ...................................................                           1,838,000   1,967,000
  Deferred income taxes .........................................                             476,000     476,000
  Prepaid income taxes ..........................................                                   -      36,000
  Other .........................................................                             155,000     119,000
                                                                                           ----------  ----------

       Total current assets .....................................                          10,805,000   9,137,000

Investment in securities available for sale .....................                              91,000      91,000
Prepublication costs - net of accumulated amortization of $1,255,000
  and $1,071,000 ................................................                           1,625,000   1,639,000
Property and equipment - net ....................................                           4,586,000   2,253,000
Cash surrender value of life insurance
  net of loans of $350,000 and $363,000 .........................                             665,000     585,000
Other assets ....................................................                                   -           -
                                                                                           ----------  ----------
                                                                                          $17,772,000 $13,705,000
                                                                                          =========== ===========

Note:  The consolidated balance sheet at April 30, 1996 has been taken from the audited financial statement at that date.


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)
================================================================================




                                                                         October 31,  April 30,
  LIABILITIES AND STOCKHOLDERS' EQUITY                                       1996       1996
                                                                         -----------  ---------
                                                                                       (Note)
Current liabilities
  Accounts payable .............................................         $1,356,000   $  852,000
  Accrued real estate taxes ....................................             92,000       89,000
  Accrued compensation .........................................            579,000      325,000
  Accrued profit sharing contribution ..........................            169,000            -
  Dividends payable ............................................                  -      299,000
  Royalties payable ............................................            682,000      212,000
  Income taxes payable .........................................            830,000            -
                                                                        -----------    ---------

      Total current liabilities ................................          3,708,000    1,777,000

Deferred income taxes ..........................................            112,000      112,000

Commitments and contingencies ..................................                  -            -

Redeemable common stock, 163,200 shares at estimated redeemable value in excess of insurance proceeds, less cash surrender
     value ....................................................           3,157,000    3,077,000
Stockholders' equity
  Common stock - authorized, 1,000,000 shares of $1 par value;
   issued 598,800 shares, exclusive of 163,200 redeemable shares            599,000      599,000

Retained earnings .............................................          10,472,000    8,416,000
                                                                         ----------   ----------
                                                                         11,071,000    9,015,000
Net unrealized gain on investment securities
   available-for-sale .........................................               6,000        6,000

Less cost of 14,100 shares of common stock held in treasury ..             (282,000)    (282,000)
                                                                         ----------   ----------
                                                                         10,795,000    8,739,000
                                                                         ----------   ----------
                                                                        $17,772,000  $13,705,000
                                                                        ===========  ===========


Note:   The consolidated balance sheet at April 30, 1996 has been taken from the audited financial statement at that date.


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
================================================================================



                                    Three months ended      Six months ended
                                        October 31,             October 31,
                                 ----------------------  -----------------------
                                    1996        1995         1996        1995
                                 ----------  ----------  -----------  ----------
Sales .........................  $6,507,000  $5,111,000  $11,012,000  $9,484,000

Cost of goods .................   2,018,000   1,783,000    3,447,000   3,046,000
                                 ----------  ----------  -----------  ----------

     Gross profit .............   4,489,000   3,328,000    7,565,000   6,438,000

Operating expenses
 Selling, general and
   administrative .............   1,641,000   1,527,000    3,092,000   2,935,000
 Royalties ....................     671,000     527,000    1,137,000     977,000
                                 ----------  ----------  -----------  ----------

                                  2,312,000   2,054,000    4,229,000   3,912,000
                                 ----------  ----------  -----------  ----------

     Operating profit .........   2,177,000   1,274,000    3,336,000   2,526,000

Other income (expense)
 Interest .....................      21,000      49,000       46,000     100,000
 Other ........................       9,000       9,000       10,000      16,000
                                 ----------  ----------  -----------  ----------

                                     30,000      58,000       56,000     116,000
                                 ----------  ----------  -----------  ----------

     Earnings before income
       taxes ..................   2,207,000   1,332,000    3,392,000   2,642,000

Income tax expense (benefit) ..     817,000     522,000    1,256,000   1,036,000
                                 ----------  ----------  -----------  ----------


     NET EARNINGS .............  $1,390,000  $  810,000  $ 2,136,000  $1,606,000
                                 ==========  ==========  ===========  ==========

Earnings per share ............  $     1.86  $     1.09  $      2.86  $     2.15
                                 ==========  ==========  ===========  ==========


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED OCTOBER 31, 1996 AND 1995
(UNAUDITED)
================================================================================



                                                            Net
                                                         unrealized
                                                         gain (loss)
                                                        on investment
                                                         securities
                                Common      Retained     available    Treasury
                                 stock      earnings     for sale       stock        Total
                                --------  -----------  -------------  ----------  -----------
Balance at April 30, 1996 ....  $599,000   $8,416,000         $6,000   $(282,000)  $8,739,000

Net earnings .................         -    2,136,000              -           -    2,136,000

Change in estimated value of
  redeemable common stock
  in excess of insurance
  proceeds based on increase
  in cash surrender value
  of life insurance ..........         -     (80,000)              -           -     (80,000)
                                --------  -----------  -------------  ----------  -----------

Balance at October 31, 1996 ..  $599,000  $10,472,000         $6,000  $(282,000)  $10,795,000
                                ========  ===========  =============  ==========  ===========

Balance at April 30, 1995 ....  $599,000   $6,852,000         $    -  $(282,000)   $7,169,000

Net earnings .................         -    1,606,000              -          -     1,606,000

Change in estimated value of
  redeemable common stock
  in excess of insurance
  proceeds based on increase
  in cash surrender value
  of life insurance ..........         -     (26,000)              -          -      (26,000)
                                --------  -----------  -------------  ----------  -----------

Balance at October 31, 1995 ..  $599,000   $8,432,000         $    -  $(282,000)   $8,749,000
                                ========  ===========  =============  ==========  ===========

The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED OCTOBER 31,
(UNAUDITED)

================================================================================


                                                                       1996        1995
                                                                   -----------  -----------
Cash flows from operating activities:
  Net earnings ..................................................   $2,136,000   $1,606,000
  Adjustments to reconcile net earnings to net cash provided by operating activities
      Depreciation expense ......................................       94,000       44,000
      Amortization of prepublication costs ......................      485,000      381,000
      Deferred income taxes .....................................            -       (8,000)
      Other .....................................................            -            -
      Changes in operating assets and liabilities
         Accounts receivable ....................................   (1,334,000)    (762,000)
         Inventories ............................................      129,000       (3,000)
         Other assets ...........................................            -     (101,000)
         Accounts payable .......................................      504,000     (287,000)
         Accrued expenses .......................................      426,000      208,000
         Royalties payable ......................................      470,000      363,000
         Income taxes ...........................................      830,000      313,000
                                                                   -----------  -----------

            Net cash provided by operating activities ...........    3,740,000    1,754,000

Cash flows from investing activities:
  Purchases of property and equipment ...........................   (2,427,000)    (773,000)
  Purchases of prepublication costs .............................     (471,000)    (505,000)
  Increase in cash surrender value of officer's life insurance ..      (80,000)     (26,000)
                                                                   -----------  -----------

            Net cash used in investing activities ...............   (2,978,000)  (1,304,000)

Cash flows from financing activities:
  Dividends paid ................................................     (299,000)    (299,000)
                                                                   -----------  -----------

            Net cash used in financing activities ...............     (299,000)    (299,000)
                                                                   -----------  -----------

            Increase in cash and cash equivalents ...............      463,000      151,000

Cash and cash equivalents at beginning of period ................    5,118,000    7,460,000
                                                                   -----------  -----------

Cash and cash equivalents at end of period ......................   $5,581,000   $7,611,000
                                                                   ===========  ===========

Supplemental disclosure of cashflow information:
  Cash paid during the year for Income taxes - net ..............   $  390,000   $  712,000
                                                                   ===========  ===========

The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1996
(UNAUDITED)

================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's business is seasonal, and operating results for the three months and six month period ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ended April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1996.

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

REVENUE RECOGNITION

The Company recognizes revenue at time of shipment from Company warehouse or outside depositories. A provision is made for estimated returns, consisting of sales value less related inventory costs and royalty costs.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 31, 1996
(UNAUDITED)

================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVENTORIES

Inventories are valued at the lower of cost or market. Cost of inventories was determined by the last-in, first-out (LIFO) and the first-in, first-out (FIFO) methods as summarized below
(see note B):



                                            October 31,   April 30,
                                               1996         1996
                                            -----------  ----------


             Last-in, first out method ...   $1,769,000  $1,898,000
             First-in, first out method ..       69,000      69,000
                                            -----------  ----------

                                             $1,838,000  $1,967,000
                                            ===========  ==========


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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 31, 1996
(UNAUDITED)

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

EARNINGS PER SHARE

Earnings per share is computed on the weighted average number of shares outstanding of 747,900 for the periods ended October 31, 1996 and 1995.

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of such assets approximates their fair value.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 31, 1996
(UNAUDITED)

================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

PERVASIVENESS OF ESTIMATES

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

================================================================================

NOTE B - INVENTORIES

Inventories consist of the following:




                                      October 31,   April 30,
                                          1996        1996
                                      -----------  ----------
                  Raw materials ....      $44,000     $78,000
                  Work-in-process ..       69,000      69,000
                  Finished goods ...    1,725,000   1,820,000
                                      -----------  ----------

                                       $1,838,000  $1,967,000
                                      ===========  ==========


Inventories would have been $2,787,000 and $2,681,000 higher at October 31, 1996 and April 30, 1996, respectively, if the FIFO method of accounting had been used on all inventories.

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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 31, 1996
(UNAUDITED)

================================================================================

NOTE C - PROPERTY AND EQUIPMENT




   Property and equipment consist of the following:
                                                     October 31,   April 30,
                                                         1996        1996
                                                     -----------  ----------
   Land ...........................................   $  814,000  $  814,000
   Building and improvements ......................    3,795,000   1,027,000
   Equipment ......................................    1,334,000     840,000
                                                     -----------  ----------

                                                       5,943,000   2,681,000
   Less accumulated depreciation ..................    1,357,000   1,263,000
                                                     -----------  ----------
                                                       4,586,000   1,418,000
   Construction in progress .......................            -     835,000
                                                     -----------  ----------

                                                      $4,586,000  $2,253,000
                                                     ===========  ==========

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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 31, 1996
(UNAUDITED)

================================================================================

NOTE E - EMPLOYEE BENEFIT PLANS - CONTINUED

The Company has recorded contributions amounting to $169,000 and $160,000 for the six months ended October 31, 1996 and 1995, respectively.

================================================================================

NOTE F - COMMITMENTS AND CONTINGENCIES

Under an agreement between the Company and a principal stockholder/officer, the Company will purchase approximately 163,200 shares of the Company's stock owned by him upon his death. The purchase price will be based on the fair market value of the Company's shares at that time, as determined by a named third party. The excess of the estimated fair market value of the mandatorily redeemable shares over the amount of life insurance, net of cash surrender value, carried to meet a portion of the Company's obligation under this agreement has been segregated from stockholders' equity as of October 31, 1996 and April 30, 1996.

The Company has entered into employment agreements with two officers that provide for annual compensation and certain other benefits including death benefit payments equal to two years salary. The present value of the estimated death benefit payable under these agreements of approximately $160,000 is included in accrued compensation at October 31, 1996 and April 30, 1996.

In May 1995, the Company acquired property in Tinley Park, Illinois, for approximately $738,000. The Company completed construction of its new office and distribution facility on this property in August of 1996 for a total cost of approximately $2,677,000. The Company's previous land and building are being offered for sale and are carried at a net book value which is less than the estimated fair market value less costs to sell. The assets held for sale are included in property and equipment in the accompanying balance sheets.

                         PART I - FINANCIAL INFORMATION

                                   FORM 10-Q

                      THE GOODHEART-WILLCOX COMPANY, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Second Quarter Fiscal 1996 Compared With Second Quarter Fiscal 1995.

OPERATING RESULTS

The Company's net sales for the second quarter of fiscal 1997 increased $1,396,000, or approximately 27% more than the same quarter in the previous fiscal year, due to increased orders from one adoption state and increased sales of recently revised products in open territories coupled with selective price increases. For the six months ending October 31, 1996, net sales increased $1,528,000, or approximately 16% compared to the first six months of the previous fiscal year. The net sales increase for the first six months of fiscal 1997 is due to the stronger orders for the Company's products from open territories and increased orders from one adoption state, along with selective price increases. In the second quarter of fiscal 1996, net sales decreased $742,000, or approximately 13% less than the same quarter in the previous fiscal year, due to decreased orders from state adoptions coupled with increased orders from open territories, offsetting selective price increases. For the six months ending October 31, 1995, net sales decreased $800,000, or approximately 8% compared to the first six-month period of fiscal 1995 due to the lack of significant state textbook adoptions and weaker orders from open territories, coupled with selective price increases. State textbook adoptions, which contribute substantially to the Company's sales, historically have been held at regular intervals, During the past several years, the intervals for several states have been significantly increased. Price increases are made each year on a product by product basis after considering the cost of paper, printing, and binding, the overhead contribution, and competitive pricing. The selective price increases will not totally offset any significant decline in school expenditures for textbooks and supplements as witnessed in the first two quarters of fiscal 1996. The reserve for future returns will experience minor revisions as the sales product mix continues to shift from middle and senior high schools to community college bookstores, where the number of books and supplements returned occur with greater frequency. The reserve for future returns may experience minor fluctuations to reflect current business practices and expectations of the return rate for various product categories and markets.

The cost of goods sold as a percentage of sales in the second quarter of fiscal 1997 was 31% compared to 35% in the second quarter of fiscal 1996 and 30% in the second quarter of fiscal 1995. For the six months ending October 31, 1996, the cost of goods sold as a percentage of sales was 31% compared to 32% for the first six months of fiscal 1996 and 29% for the first six months of fiscal 1995. The change in the ratio of the cost of goods sold as a percentage of sales for the first six months of fiscal 1997 reflects fluctuations in the cost of paper, which is a major component of the cost of goods sold, with an added influence being the substantial investment in the revision of a number of backlist titles. While paper prices have started to level out, the build up of inventory, in preparation of the seasonal selling patterns before the opening of schools, took place during a period of higher paper prices. As stated in a recent annual report, "It is possible that the Company will not be able to pass through all the paper price increase to our customers." Factors affecting the ratio of the cost of goods sold as a percentage of sales are the result of decisions regarding selected selling price increases, adjustments to the print and reprint quantities, and the application of computer technology by outside suppliers permitting shorter press runs, reduction in manufacturing time, and consistent high quality allowing Goodheart-Willcox to better control the unit cost of textbooks and supplements. Management decisions must be balanced between the cost of the goods sold as a percentage of sales versus the timing of when new or revised products come to market and contribute to sales.

Operating expenses for the second quarter of fiscal 1997 consisting of royalties, selling, general, and administrative expenses increased $258,000, or approximately 13%, over the second quarter of fiscal 1996, compared to an increase of $6,000 or less than one percent for the second quarter of fiscal 1995. For the six months ending October 31, 1996, the operating expenses consisting of royalties as well as selling, general, and administrative expenses increased $317,000, or approximately 8%, compared to an increase of $143,000 or approximately 4% for the first six months of fiscal 1996. As a percentage of sales, the selling, general, and administrative cost for the second quarter of fiscal 1997 was 25% compared to 30% for the second quarter of fiscal 1996 and 24% for the second quarter of fiscal 1995. For the six-month period ending October 31, 1996, the selling, general, and administrative cost as a percentage of sales was 28% compared to 31% for the same period in the previous fiscal year and 26% for the first two quarters of fiscal 1995. The ratios for the current period reflect added investment in staffing an internal sales support group and the adjustments in warehousing and shipping. A major component of the operating expenses is the distribution of sample textbooks and supplements as a marketing tool which is unique to the textbook industry. In the first six months of fiscal 1997, the sampling expenses increased to $179,000 from $157,000 for the first six months of the previous fiscal year.

The 27% increase in net sales during the second quarter of fiscal
1997, coupled with a lower cost of goods sold as a percentage of sales and higher operating expenses, increased the Company's income from operations by $903,000, or approximately 71%, to $2,177,000. For the second quarter of fiscal 1996, the 13% decline in net sales coupled with a higher cost of goods sold as a percentage of sales and slightly higher operating expenses, decreased the Company's income from operations by $793,000, or approximately 38%, to $1,274,000. The second quarter of fiscal 1995 with income from operations of $2,067,000 was comparable to the current second quarter. For the six months ending October 31, 1996, the 16% increase in net sales and the 8% increase in operating expenses coupled with a lower cost of goods sold at 31% increased the Company's income from operations by $810,000, or approximately 32%, to $3,336,000. For the six months ending October 31 of the previous fiscal year, the 8% decline in net sales and the 4% increase in the operating expenses tied to a higher cost of goods sold at 32% decreased the Company's income from operations by $1,024,000, or approximately 29%, to $2,526,000. The first six months of fiscal 1995 with income from operations of $3,550,000 was comparable to the current six month period. Other income for the second quarter of fiscal 1997 was $30,000 compared to $58,000 in the second quarter of fiscal 1996. For the six month period ending October 31, 1996, other income was $56,000 compared to $116,000 in the similar period of the previous fiscal year. The decline in other income is primarily attributed to reduced interest income due to the investment in new facility. As shown in the consolidated statements, net earnings increased approximately $580,000 for the second quarter and $530,000 for the first six months of the current fiscal year. The Company's fiscal year ending April 30 divides the purchasing patterns of its school customers such that the major marketing and inventory buildup efforts occur at the end of the fiscal year, while the resulting sales primarily follow in the first two quarters of the next fiscal year.

LIQUIDITY

Cash and cash equivalents totaled $5,581,000 at October 31, 1996, an increase of $463,000 from the year ended April 30, 1996. The Company has no outstanding long term debt. As shown in the cash flow statements, the cash provided by the operating activities of the Company for the first six months of fiscal 1997 amounted to $3,740,000, as compared to $1,754,000 for the first six months of fiscal 1996, a change which is attributable to an increase in net earnings after adjustments to accounts primarily covering amortization of prepublication costs, accounts receivable, inventories, accounts payable, accrued expenses, royalties payable, and income taxes payable. The changes in the assets and liabilities for the first six months of fiscal 1997 include an increase in accounts receivable, a slight decrease in inventories due to strong sales, an increase in the account for property and equipment reflecting the new office/distribution facility, an increase in accounts payable from the investment in new and revised products, and increases in royalties payable and income taxes payable due to the strong seasonal sales experience. There have been no changes in business practices including credit terms or collection efforts from previous years. The cash provided by the operating activities of the Company for the first six months of fiscal 1996 amounted to $1,754,000 compared to the amount from the previous fiscal year's six month period of $3,391,000.

Investment in new and revised products for the first six months of fiscal 1997 was $471,000, or a decrease of $34,000 from the first six months of fiscal 1996 when $505,000 was used for the purchase of prepublication services. The Company currently intends to continue an aggressive pace of prepublication investment in future quarters to maintain a publishing program of adding new titles while revising a backlist of products to match market needs. With the advances in general technology, the magnitude of revision efforts to keep the industrial and technical books up to date has increased. In the first six months of fiscal 1997, there were no investing activities related to marketable securities, as was also the case in the first six months of the previous fiscal year. A major investment was made in property and equipment in the first six months of fiscal 1997 when $2,427,000 was directed towards a new facility with added storage, racking, conveyors, and material handling equipment to improve productivity in the distribution of the Company's products, as well as added office capability for sales, marketing, customer service, editorial, and creative services.

The primary financing use of cash in the six month periods ending October 31, 1996 and 1995 was the payment of dividends at the rate of $.40 per share.

The first and second quarters historically have displayed increased shipments and increased growth in accounts receivable while inventory declined. In looking ahead to the third and fourth quarters, there is an anticipated growth in inventories as new and revised products are published for the next calendar/copyright year and for the next marketing cycle. Also, in the third quarter, the accounts receivable historically decline as cash and cash equivalents increase. The seasonal and cyclical nature of selling products such as textbooks and supplements into the educational market with two separate semesters tends to affect the periodic liquidity of the Company.

CAPITAL RESOURCES

It is anticipated that the future capital needs of the Company will be met from internally generated funds. The investment in computer hardware and software on a department by department basis, such as editorial or creative services, will be met from cash flow from operating activities. The Company is planning to invest in new software and hardware for the business/marketing operations to improve customer service, warehouse management, and information systems. In fiscal 1997, the investment in prepublication products and services is expected to follow the pattern established in previous years with plans to revise popular backlist titles and add new titles and products to the Company's line. The distribution facility in Tinley Park was operational July 1, 1996, while the business, marketing and sales, editorial, and creative functions were active in Tinley Park on August 26, 1996. The new facility project was completed using internally generated funds with no financing cost to the Company.

THE EFFECTS OF INFLATION

Inflation affects the Company due to increases in cost of materials and services. In both fiscal 1995 and 1996, the Company experienced tightening of suppliers' schedules and some price increases which appeared to be more inflationary than patterns experienced in the previous fiscal year. The cost of paper purchased in fiscal 1996, to replenish inventory and to print new products to be sold in fiscal 1997, experienced dramatic increases. In the first six months of fiscal 1997, the outlook for paper pricing appeared to be more stable than the immediate past few quarters. By advanced planning and by shifting grades of paper, the effect of some of the paper cost fluctuations may be softened. The ability to reflect such cost increases in the selling price of Goodheart-Willcox products depends upon the pricing of competing product lines and general market conditions, which may require the Company to absorb part of these paper price increases. The Company continues to manage its cost of doing business in these very uncertain times by using various suppliers with specialized graphic arts equipment and production capabilities, by obtaining quotations from new suppliers, by reviewing the variety of paper grades appropriate for various titles, by scheduling press runs in batches, by balancing the quantities printed with considerations for unit cost versus turn over of inventory, and by staying alert to outside opportunities available to meet key deadlines.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     THE GOODHEART-WILLCOX COMPANY, INC.
                     -----------------------------------
                                 (Registrant)




Date  _____________________________    ___________________________________
                                               John F. Flanagan
                                                  President

Date  ____________________________     ___________________________________
                                               Donald A. Massucci
                                       Vice President, Administration and
                                       Treasurer