Form 10-Q
period 1997-01-31
GOODHEART WILLCOX CO INC
filed 1997-03-14
CIK 42504

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                       ----------------------------------

                                   FORM 10-Q

(Mark One)


 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934.
         For the quarterly period ended January 31, 1997


                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934.
          For the transition period from _______ to _______.

                         Commission file number 0-7276

                       THE GOODHEART-WILLCOX COMPANY, INC.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


            Delaware                                    36-2135994
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                            Identification No.)

18604 W. Creek Drive, Tinley Park, Illinois             60477
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                  (708) 687-5000
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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
                           ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
January 31, 1997 - 747,900 shares.
----------------------------------

                                     INDEX

                      THE GOODHEART-WILLCOX COMPANY, INC.



PART I    FINANCIAL INFORMATION                                                 PAGE
------    ---------------------                                                 ----

Item 1.   Financial Statements

          Consolidated Balance Sheets - January 31, 1997 and April 30, 1996 ..     3

          Consolidated Statements of Earnings - Three Months Ended January 31,
            1997 and 1996; Nine Months Ended January 31, 1997 and 1996 .......     5

          Consolidated Statements of Stockholders' Equity - Nine Months Ended
           January 31, 1997 and 1996 .........................................     6

          Consolidated Statements of Cash Flows - Nine Months Ended
           January 31, 1997 and 1996 .........................................     7

          Notes to Consolidated Financial Statements - January 31, 1997 ......     8

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations .............................................    14

SIGNATURES ...................................................................    19

PART II   OTHER INFORMATION
-------   -----------------

Item 6.   Exhibit 27 - Financial Data Schedule ...............................    20

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)



                                                                         January 31,    April 30,
                            ASSETS                                          1997          1996
                                                                        -----------    ----------
                                                                                         (Note)

Current assets
  Cash and cash equivalents .....................................       $ 5,048,000   $ 5,118,000
  Accounts receivable - net of allowance for doubtful receivables
    and sales returns of $218,000 and $207,000 ..................         2,091,000     1,421,000
  Inventories ...................................................         1,726,000     1,967,000
  Deferred income taxes .........................................           476,000       476,000
  Prepaid income taxes ..........................................                 -        36,000
  Other .........................................................           194,000       119,000
                                                                        -----------   -----------

       Total current assets .....................................         9,535,000     9,137,000

Investment in securities available for sale .....................            91,000        91,000
Prepublication costs - net of accumulated amortization of $1,373,000
  and $1,071,000 ................................................         1,565,000     1,639,000
Property and equipment - net ....................................         4,610,000     2,253,000
Cash surrender value of life insurance
  net of loans of $357,000 and $363,000 .........................           705,000       585,000
                                                                        -----------   -----------
                                                                        $16,506,000   $13,705,000
                                                                        ===========   ===========








Note: The consolidated balance sheet at April 30, 1996 has been taken from the audited financial statement at that date.


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)



                                                                          January 31,      April 30,
  LIABILITIES AND STOCKHOLDERS' EQUITY                                       1997            1996
                                                                          -----------     ----------
                                                                                             (Note)
Current liabilities
 Accounts payable ..................................................         $565,000       $852,000
 Accrued real estate taxes .........................................          119,000         89,000
 Accrued compensation ..............................................          633,000        325,000
 Accrued profit sharing contribution ...............................          253,000              -
 Dividends payable .................................................                -        299,000
 Royalties payable .................................................          349,000        212,000
 Income taxes payable ..............................................          613,000              -
                                                                          -----------     ----------

    Total current liabilities ......................................        2,532,000      1,777,000

Deferred income taxes ..............................................          112,000        112,000

Commitments and contingencies ......................................                -              -
Redeemable common stock, 163,200 shares at estimated redeemable
  value in excess of insurance proceeds, less cash surrender value..        3,173,000      3,077,000
  (Note F)
Stockholders' equity
  Common stock - authorized, 1,000,000 shares of $1 par value;
    issued 598,800 shares, exclusive of 163,200 redeemable shares             599,000        599,000

  Retained earnings.................................................       10,366,000      8,416,000
                                                                          -----------     ----------
                                                                           10,965,000      9,015,000

  Net unrealized gain on investment securities
    available-for-sale..............................................            6,000          6,000

  Less cost of 14,100 shares of common stock held in treasury.......         (282,000)      (282,000)
                                                                          -----------     ----------

                                                                           10,689,000      8,739,000
                                                                          -----------     ----------

                                                                          $16,506,000    $13,705,000
                                                                          ===========     ==========


Note: The consolidated balance sheet at April 30, 1996 has been taken from the audited financial statement at that date.


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
     (UNAUDITED)



                                   Three months ended       Nine months ended
                                      January 31,              January 31,
                                 ----------------------  ------------------------
                                    1997        1996        1997         1996
                                 ----------  ----------  -----------  -----------

Sales .........................  $3,335,000  $2,933,000  $14,347,000  $12,417,000

Cost of goods .................   1,130,000   1,156,000    4,577,000    4,202,000
                                 ----------  ----------  -----------  -----------

     Gross profit .............   2,205,000   1,777,000    9,770,000    8,215,000

Operating expenses
 Selling, general and
   administrative .............   1,564,000   1,460,000    4,656,000    4,395,000
 Royalties ....................     351,000     306,000    1,488,000    1,283,000
                                 ----------  ----------  -----------  -----------

                                  1,915,000   1,766,000    6,144,000    5,678,000
                                 ----------  ----------  -----------  -----------

     Operating profit .........     290,000      11,000    3,626,000    2,537,000

Other income (expense)
 Interest .....................      40,000      54,000       86,000      154,000
 Other ........................       1,000       3,000       11,000       19,000
                                 ----------  ----------  -----------  -----------

                                     41,000      57,000       97,000      173,000
                                 ----------  ----------  -----------  -----------

     Earnings before income
       taxes ..................     331,000      68,000    3,723,000    2,710,000

Income tax expense (benefit) ..     122,000      27,000    1,378,000    1,063,000
                                 ----------  ----------  -----------  -----------


     NET EARNINGS .............    $209,000     $41,000   $2,345,000   $1,647,000
                                 ==========  ==========  ===========  ===========

Earnings per share ............        $.28        $.05        $3.14        $2.20
                                 ==========  ==========  ===========  ===========


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 1997 AND 1996
(UNAUDITED)



                                                                      Net
                                                                   unrealized
                                                                  gain (loss)
                                                                 on investment
                                            Common     Retained    securities     Treasury
                                             stock     earnings    available       stock      Total
                                          --------  -----------  -------------  ----------  -----------

Balance at April 30, 1996 ..............  $599,000   $8,416,000         $6,000  $ (282,000)  $8,739,000

Net earnings ...........................         -    2,345,000              -           -    2,345,000

Change in estimated value of
   redeemable common stock
   in excess of insurance
   proceeds based on increase
   in cash surrender value
   of life insurance ...................         -      (96,000)             -           -      (96,000)

Cash dividends declared ($.40 per share)         -     (299,000)             -           -     (299,000)

Net change in unrealized gain (loss) on
   marketable equity securities                  -            -              -           -            -
                                          --------  -----------  -------------  ----------  -----------

Balance at January 31, 1997 ............  $599,000  $10,366,000         $6,000  $ (282,000) $10,689,000
                                          ========  ===========  =============  ==========  ===========

Balance at April 30, 1995 ..............  $599,000   $6,852,000             $-  $ (282,000)  $7,169,000

Net earnings ...........................         -    1,647,000              -           -    1,647,000

Change in estimated value of
   redeemable common stock
   in excess of insurance
   proceeds based on increase
   in cash surrender value
   of life insurance ...................         -      (39,000)             -           -      (39,000)

Cash dividends declared ($.40 per share)         -     (299,000)             -           -     (299,000)

Net change in unrealized gain (loss) on
   marketable equity securities                  -            -              -           -            -
                                          --------  -----------  -------------  ----------  -----------

Balance at January 31, 1996 ............  $599,000   $8,161,000             $-  $ (282,000)  $8,478,000
                                          ========  ===========  =============  ==========  ===========


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JANUARY 31,
(UNAUDITED)



                                                                      1997         1996
                                                                   -----------  -----------
Cash flows from operating activities:
  Net earnings ..................................................   $2,345,000   $1,647,000
  Adjustments to reconcile net earnings to net cash provided by operating activities
      Depreciation expense ......................................      143,000       67,000
      Amortization of prepublication costs ......................      742,000      605,000
      Deferred income taxes .....................................            -       (8,000)
      Changes in operating assets and liabilities
         Accounts receivable ....................................     (670,000)    (380,000)
         Inventories ............................................      241,000     (153,000)
         Other assets ...........................................      (39,000)    (133,000)
         Accounts payable .......................................     (287,000)    (318,000)
         Accrued expenses .......................................      591,000      443,000
         Royalties payable ......................................      137,000      125,000
         Income taxes ...........................................      613,000       92,000
                                                                   -----------  -----------

            Net cash provided by operating activities ...........    3,816,000    1,987,000

Cash flows from investing activities:
  Purchases of property and equipment ...........................   (2,500,000)  (1,030,000)
  Purchases of prepublication costs .............................     (668,000)    (948,000)
  Increase in cash surrender value of officer's life insurance ..     (120,000)     (39,000)
                                                                   -----------  -----------

            Net cash used in investing activities ...............   (3,288,000)  (2,017,000)

Cash flows from financing activities:
  Dividends paid ................................................     (598,000)    (598,000)
                                                                   -----------  -----------

            Net cash used in financing activities ...............     (598,000)    (598,000)
                                                                   -----------  -----------

            Decrease in cash and cash equivalents ...............      (70,000)    (628,000)

Cash and cash equivalents at beginning of period ................    5,118,000    7,460,000
                                                                   -----------  -----------

Cash and cash equivalents at end of period ......................   $5,048,000   $6,832,000
                                                                   ===========  ===========

Supplemental disclosure of cash flow information:
  Cash paid during the year for income taxes - net ..............     $730,000     $978,000
                                                                   ===========  ===========



The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 1997
(UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's business is seasonal, and operating results for the three month and nine month periods ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ended April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1996.

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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 1997
(UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVENTORIES

Inventories are valued at the lower of cost or market. Cost of inventories was determined by the last-in, first-out (LIFO) and the first-in, first-out (FIFO) methods as summarized below
(see note B):


                                            January 31,   April 30,
                                                1997        1996
                                            -----------  ----------

             Last-in, first-out method ...   $1,685,000  $1,898,000
             First-in, first-out method ..       41,000      69,000
                                            -----------  ----------

                                             $1,726,000  $1,967,000
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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 1997
(UNAUDITED)


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

EARNINGS PER SHARE

Earnings per share is computed on the weighted average number of shares outstanding of 747,900 for the periods ended January 31, 1997 and 1996.

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of such assets approximates their fair value.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 1997
(UNAUDITED)


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



NOTE B - INVENTORIES

Inventories consist of the following:


                                      January 31,   April 30,
                                          1997        1996
                                      -----------  ----------

                  Raw materials ....      $28,000     $78,000
                  Work-in-process ..       41,000      69,000
                  Finished goods ...    1,657,000   1,820,000
                                      -----------  ----------

                                       $1,726,000  $1,967,000
                                      ===========  ==========


Inventories would have been $2,700,000 and $2,681,000 higher at January 31, 1997 and April 30, 1996, respectively, if the FIFO method of accounting had been used on all inventories.

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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 1997
(UNAUDITED)


NOTE C - PROPERTY AND EQUIPMENT


   Property and equipment consist of the following:
                                                     January 31,   April 30,
                                                         1997        1996
                                                     -----------  ----------

   Land ...........................................     $814,000    $814,000
   Building and improvements ......................    3,815,000   1,027,000
   Equipment ......................................    1,387,000     840,000
                                                     -----------  ----------

                                                       6,016,000   2,681,000
   Less accumulated depreciation ..................    1,406,000   1,263,000
                                                     -----------  ----------
                                                       4,610,000   1,418,000
   Construction in progress .......................            -     835,000
                                                     -----------  ----------

                                                      $4,610,000  $2,253,000
                                                     ===========  ==========




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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 1997
(UNAUDITED)


NOTE E - EMPLOYEE BENEFIT PLANS - CONTINUED

The Company has recorded contributions amounting to $253,000 and $240,000 for the nine months ended January 31, 1997 and 1996, respectively.



NOTE F - COMMITMENTS AND CONTINGENCIES

Under an agreement between the Company and a principal stockholder/officer, George A. Fischer, who died February 1, 1997, the Company will purchase 163,200 shares of the Company's stock owned by him upon his death. The purchase price will be based on the fair market value of the Company's shares as of February 1, 1997, as determined by a named third party. The excess of the estimated fair market value as determined at April 30, 1996 of the mandatorily redeemable shares over the amount of life insurance, net of cash surrender value, has been segregated from stockholders' equity as of January 31, 1997 and April 30, 1996.

The Company has entered into employment agreements with two officers that provide for annual compensation and certain other benefits including death benefit payments equal to two years salary. The present value of the estimated death benefit payable under these agreements of approximately $160,000 is included in accrued compensation at January 31, 1997 and April 30, 1996.

In May 1995, the Company acquired property in Tinley Park, Illinois, for approximately $738,000. The Company completed construction of its new office and distribution facility on this property in August of 1996 for a total cost of approximately $2,973,000. The Company's previous land and building are being offered for sale and are carried at a net book value which is less than the estimated fair market value less costs to sell. The assets held for sale are included in property and equipment in the accompanying balance sheets.

                         PART I - FINANCIAL INFORMATION

                                   FORM 10-Q

                      THE GOODHEART-WILLCOX COMPANY, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Third Quarter Fiscal 1997 Compared With Third Quarter Fiscal 1996.

OPERATING RESULTS

The Company's net sales for the third quarter of fiscal 1997 increased $402,000, or approximately 14% from the same quarter in the previous fiscal year due to increased orders from open territories coupled with selective price increases. For the nine months ending January 31, 1997, net sales increased $1,930,000, or approximately 15% compared to the previous nine month period ending January 31,1996. The net sales increase for the first nine months of fiscal 1997 is due to stronger orders for the Company's products from open territories and increased orders from one adoption state, along with selective price increases. In the third quarter of fiscal 1996, net sales increased $196,000, or approximately 7% from the same quarter in the previous fiscal year due to increased orders from open territories coupled with selective price increases. For the nine months ending January 31, 1996, net sales decreased $604,000, or approximately 5% compared to the previous nine month period ending January 31, 1995 due to the lack of significant state textbook adoptions and weaker orders from open territories during the first two quarters of the fiscal year when a majority of the seasonal sales are recorded. State textbook adoptions, which contribute substantially to the Company's sales, historically have been held at regular intervals. During the past several years, the intervals for several states have been significantly increased. Price increases are made each year on a product by product basis after considering the cost of paper, printing, and binding, the overhead contribution, and competitive pricing. The selective price increases will not totally offset any significant decline in school expenditures for textbooks and supplements as witnessed in the first two quarters of fiscal 1996. The reserve for future returns will experience minor revisions as the sales product mix continues to shift from middle and senior high schools to community college bookstores, where the number of books and supplements returned occur with greater frequency. The reserve for future returns may experience minor fluctuations to reflect current business practices and expectations of the return rate for various product categories and markets.

The cost of goods sold as a percentage of sales in the third quarter of fiscal 1997 was 34% compared to 39% in the third quarter of fiscal 1996 and 37% in the third quarter of fiscal 1995. For the nine months ending January 31, 1997, the cost of goods sold as a percentage of sales was 32% compared to 34% for the first nine months of fiscal 1996 and 31% for the first nine months of fiscal 1995. The change in the ratio of the cost of goods sold as a percentage of sales for the first nine months of fiscal 1997 reflects fluctuations in the cost of paper, which is a major component of the cost of goods sold, with added influence being the substantial investment in the revision of a number of backlist titles. While paper prices have stabilized recently, the build up of inventory, in preparation of the seasonal selling patterns before the opening of schools, took place during a period of higher paper prices. As stated in a recent annual report, "It is possible that the Company will not be able to pass through all the paper price increase to our customers." Factors affecting the ratio of the cost of goods sold as a percentage of sales are the result of decisions regarding selected price increases, adjustments to the print and reprint quantities, and the application of computer technology by outside suppliers permitting shorter press runs, reduction in manufacturing time, consistent high quality allowing Goodheart-Willcox to better control the unit cost of textbooks and supplements. Management decisions must be balanced between the cost of the goods sold as a percentage of sales versus the timing of when new or revised products come to market and contribute to sales.

Operating expenses for the third quarter of fiscal 1997 consisting of royalties, selling, general, and administrative expenses increased $149,000, or approximately 8%, over the third quarter of fiscal 1996, compared to an increase of $124,000 or 8% over the third quarter of fiscal 1995. For the nine months ending January 31, 1997, the operating expenses consisting of royalties as well as selling, general, and administrative expenses increased $466,000 or approximately 8%, compared to an increase of $267,000 or approximately 5% for the first nine months of fiscal 1996. As a percentage of sales, the selling, general, and administrative cost for the third quarter of fiscal 1997 was 47% compared to 50% for the third quarter of fiscal 1996 and 49% in the third quarter of fiscal 1995. For the nine month period ending January 31, 1997, the selling, general, and administrative cost as a percentage of sales was 32% compared to 35% in the first nine months of fiscal 1996 and 31% in the first nine months of fiscal 1995. The ratio for the current period reflects added investment in staffing for an inside sales support group and adjustments in warehousing and shipping. A major component of the operating expenses is the distribution of sample textbooks and supplements as a marketing tool which is unique to the textbook industry. In the first nine months of fiscal 1997, the sampling expenses increased to $331,000 from $261,000 for the first nine months of the previous fiscal year. The sampling increase of $70,000 or approximately 27% can be attributed to added marketing efforts aimed at future state adoptions as well as the introduction of a significant number of new and revised titles.

The 14% increase in net sales during the third quarter of fiscal 1997 over the third quarter of fiscal 1996, coupled with a lower cost of goods sold as a percentage of sales and 8% higher operating expenses, increased the Company's income from operations by $279,000 to $290,000. For the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995, the 7% increase in net sales coupled with a 2% increase in the cost of goods sold as a percentage of sales and an 8% greater operating expense, decreased the Company's income from operations by $63,000, or approximately 85%, to $11,000. The third quarter of fiscal 1995 as compared to the same period of the previous fiscal year saw a 16% increase in net sales coupled with a 10% increase in the cost of goods sold as a percentage of sales (due in large part to the revised accounting estimates for the expected end-of-year inventory levels under the LIFO method the previous year) and an approximate 10% increase in the operating expenses resulted in income from operations of $74,000, or a decline of approximately 66% from the previous third quarter's income from operations of $215,000. For the nine months ending January 31, 1997, as compared to the first nine months of fiscal 1996, the 15% increase in net sales coupled with a 2% decline in the cost of goods sold as a percentage of sales and the 8% increase in operating expenses increased the Company's income from operations by $1,089,000 to $3,626,000. For the nine months ending January 31, 1996, as compared to the same period of the previous fiscal year, the 5% decline in net sales coupled with the 3% increase in the cost of goods sold as a percentage of sales and a 5% greater operating expense, decreased the Company's income from operations by $1,087,000, or approximately 30%, to $2,537,000. For the nine months ending January 31, 1995, compared to the first nine months ending January 31, 1994, the 22% sales increase and the 15% increase in operating expenses tied to lower cost of goods sold at 31% improved the Company's income from operations by $1,005,000, or approximately 38%, to $3,624,000. The first nine months of fiscal 1995 with income of $3,624,000 was comparable to the current nine month period. Other income for the third quarter of fiscal 1997 was $41,000 compared to $57,000 in the third quarter of fiscal 1996. For the nine month period ending January 31, 1997, other income was $97,000 compared to $173,000 in the similar period of the previous fiscal year. The decline in other income is primarily attributed to reduced interest income due to the investment in the new facility. As shown in the consolidated statements, net earnings increased approximately $168,000 for the third quarter and $698,000 for the first nine months of the current fiscal year. The Company's fiscal year ending April 30 divides the purchasing patterns of its school customers such that the major marketing, sampling, and inventory buildup efforts occur at the end of the fiscal year, while the resulting sales primarily follow in the first two quarters of the next fiscal year.

LIQUIDITY

Cash and cash equivalents totaled $5,048,000 at January 31, 1997, a decrease of $70,000 from the year ended April 30, 1996. The Company has no outstanding long term debt. As shown in the cash flow statements, the cash provided by the operating activities of the Company for the first nine months of fiscal 1997 amounted to $3,816,000, as compared to $1,987,000 for the first nine months of fiscal 1996, a change which is attributable to an increase in net earnings after adjustments to accounts primarily covering amortization of prepublication costs, accounts receivable, inventories, accounts payable, accrued expenses, and income taxes. The cash provided by the operating activities of the Company for the first nine months of fiscal 1996 amounted to $1,987,000, as compared to $4,269,000 for the first nine months of fiscal 1995, a change which is attributed to the decrease in net earnings after adjustments to accounts covering amortization of prepublication costs, accounts receivable, inventories, accrued expenses, and income taxes payable. The changes in the assets and liabilities for the first nine months of fiscal 1997 include an increase in accounts receivable, a decrease in inventories due to strong sales, an increase in the account for property and equipment reflecting the new office/distribution facility, a decrease in accounts payable, and increases in royalties payable and income taxes payable due to the strong sales experience. The changes in the assets and liabilities for the first nine months of fiscal 1996 included a decrease of cash and cash equivalents, an increase in accounts receivable, an increase in inventories attributable to the addition of new and revised products, an increase of prepublication services for new and revised products under development, an increase in property and equipment from the construction of the new facility, a reduction in accounts payable, and an increase in income taxes payable. There have been no changes in business practices including credit terms or collection efforts from previous years.

Investment in new and revised products for the first nine months of fiscal 1997 was $668,000, or a decrease of $280,000 from the first nine months of fiscal 1996 when $948,000 was used for the purchase of prepublication services. Investment in new and revised products for the first nine months of fiscal 1996 showed an increase of $418,000 over the first nine months of fiscal 1995 when $530,000 was used for the purchase of prepublication services. The rate of investment in new and revised products as a percentage of sales for the first nine months of fiscal 1997 was approximately 5%, compared to an investment rate of 8% for the similar period of the previous fiscal year. The Company currently intends to continue an aggressive pace of prepublication investment in future quarters to maintain a publishing program of adding new titles while revising a backlist of products to match market needs. With the advances in general technology, the magnitude of revision efforts to keep the industrial and technical books up to date has increased the investment allocations. A major investment was made in property and equipment in the first nine months of fiscal 1997 when $2,500,000 was directed toward a new facility with added storage, racking, conveyors, and material handling equipment to improve productivity in the distribution of the Company's products, as well as added office capacity for sales, marketing, customer service, editorial, and creative services. In the third quarter of fiscal 1997, there were no investing activities related to marketable securities, as was also the case in the first and second quarters of fiscal 1997. No investing activities related to marketable securities took place in any of the first three quarters of fiscal 1996.

The primary financing use of cash in the nine months ending January 31, 1997 was the payment of dividends at $.80 per share. For the previous nine month period ending January 31, 1996, the primary financing use of cash was the payment of dividends at the rate of $.80 per share.

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

CAPITAL RESOURCES

It is anticipated that the future capital needs of the Company will be met from internally generated funds. The investment in computer hardware and software on a department by department basis, such as editorial or creative services, will be met from operating cash flow. The Company is planning to invest in new software and hardware for the business/marketing operations to improve customer service, inventory and warehouse management, and information technology. In fiscal 1997, the investment in prepublication products and services is expected to follow the pattern established in previous years with plans to revise popular backlist titles and add new products to the Company's line. The Company's warehouse and distribution operations were relocated to a new facility in Tinley Park, Illinois, on July 1, 1996 and the business, marketing and sales, editorial, and creative operations relocated August 26,1996. The new facility project was completed using internally generated funds with no financing expenses for the Company. The Company's previous land and building in South Holland, Illinois are being offered for sale and are carried at a net book value which is less than the estimated fair market value less cost to sell.

Under an agreement between the Company and a principal stockholder/officer, who died February 1, 1997, the Company will purchase 163,200 shares of the Company's stock. The purchase price will be based on the fair market value of the Company's shares as determined by a named third party. The excess of the estimated fair market value of the redeemable shares over the amount of life insurance carried, net of cash surrender value, will be met out of the Company's cash and cash equivalents as well as from internally generated funds.

THE EFFECTS OF INFLATION

Inflation affects the Company due to increases in costs of materials and services. In both fiscal 1995 and 1996, the Company experienced tightening of suppliers' schedules and some price increases which appeared to be more inflationary than patterns experienced in the previous fiscal year. The cost of paper purchased in fiscal 1996 to replenish inventory and to print new products to be sold in fiscal 1997 experienced dramatic increases. In the first nine months of fiscal 1997, the outlook for paper pricing appeared to be more stable than in the immediate past few quarters. However, new price increases appear to cloud the future trends in paper pricing for the balance of fiscal 1997. By advanced planning and by shifting grades of paper, the effect of some of the paper cost fluctuations may be softened. The ability of the Company to reflect such cost increases in the selling price of Goodheart-Willcox products depends upon the pricing of the competing product lines and general market conditions, which may require the Company to absorb part of these paper price increases. The Company continues to manage its cost of doing business in these very uncertain times by using various suppliers with specialized graphic arts equipment and production capabilities, by obtaining quotations from new suppliers, by reviewing the variety of paper grades appropriate for various titles, by scheduling press runs in batches, by balancing the quantities printed with considerations for unit cost versus turnover of inventory, and by staying alert to outside opportunities available to meet key deadlines.

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