Form 10-K
period 1997-04-30
GOODHEART WILLCOX CO INC
filed 1997-07-08
CIK 42504

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K
(Mark One)

  X
-----         Annual Report Pursuant to Section 13 or 15(d) of
             The Securities Exchange Act of 1934 [Fee Required]
                  For the fiscal year ended April 30, 1997.

                                      or

-----
             Transition report pursuant to Section 13 or 15(d) of
            The Securities Exchange Act of 1934 [No Fee Required]
                    For the transition period from     to

                                                   Commission File Number 0-7276

                     THE GOODHEART-WILLCOX COMPANY, INC.,
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     Delaware                                             36-2135994
-------------------------------                ---------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  No.)

     18604 West Creek Drive, Tinley Park, Illinois         60477-6243
--------------------------------------------------------------------------------
        (Address of principal executive office)          (Zip Code)

Registrant's telephone number, including area code    (708) 687-5000
                                                   -----------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each Exchange on
     Title of each Class                               which registered
     -------------------                            ------------------------

            None                                             None
-----------------------------                   --------------------------------

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

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 2, 1997, (within 60 days prior to the date of filing) was approximately $8,961,000.

     The number of shares of the registrant's common stock $1.00 par value per share outstanding, as of April 30, 1997 was 584,700.


                     DOCUMENTS INCORPORATED BY REFERENCE


1. Annual Report to Stockholders for fiscal year ended April 30, 1997, ("1997 Annual Report").

2. Proxy Statement for Annual Meeting of Stockholders, July 8, 1997, ("Proxy Statement").

3. Registration Statement, Form S-1, File No. 2-45113, dated July 25, 1972, ("Registration Statement").


Part II
       Item 5  -  1997 Annual Report            Page Inside Back Cover
       Item 6  -  1997 Annual Report            Pages Inside Front Cover, 2-16
       Item 7  -  1997 Annual Report            Pages 2-16
       Item 8  -  1997 Annual Report            Pages 2-16

PART III
       Item 10 -  1997 Proxy Statement          Pages 2-8
       Item 11 -  1997 Proxy Statement          Pages 3-8
       Item 12 -  1997 Proxy Statement          Pages 4-5

PART IV
       Item 14 -  1997 Annual Report            Pages 2-16
       Exhibit Index                            Pages 13-14

                                        PART I


Item I.  Business

(a)  General Development of Business

     The Company was reorganized as a Delaware corporation in 1972. The Company publishes textbooks and workbooks for junior and senior high schools, vocational, technical and private trade schools, colleges and universities. Its books are also used for apprentice training, adult education, home study and by do-it-yourselfers. The current catalogs list approximately 508 texts, workbooks, computer software supplements, instructor's guides, and other supplements published by the Company, including such subjects as Trade and Industry, Technical, Family and Consumer Sciences and Technology. There has been no material change in the general development of the Company's business since the beginning of the fiscal year.

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

     During the past fiscal year the Company published 7 new texts, 14 new supplements to accompany established texts, 15 textbook revisions and 39 supplement revisions. Changes in technology require periodic revisions of existing titles. Books used primarily by schools are revised frequently. The texts which historically have accounted for a very substantial amount of the Company's sales have been completely revised within the past several years.

     A major portion of the Company's sales are made directly to high schools, vocational schools, technical schools, trade schools and colleges, and indirectly to such schools through bookstores and state textbook depositories. The remainder of sales are made to bookstores, mail order companies, department stores, correspondence schools, a Canadian distributor and an export distributor. During the latest fiscal year, no title accounted for more than 8.3% of sales.

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

     In 15 states, the Company's textbooks are consigned to a state depository from which the local schools make their purchases. Sales through state depositories accounted for approximately 10% of sales in the latest fiscal year.

     There has been no significant change in the kinds of products produced, or in the markets or methods of distribution, since the beginning of the fiscal year.

     There have been a number of mergers, acquisitions and joint ventures involving competitors of the Company during recent years. Many companies publish textbooks competing with many but not all of the Company's titles. The remaining competitors publish textbooks competing with some of the Company's titles. Most competitors employ outside sales personnel in their marketing efforts. The Company employs 10 outside sales persons. However, the promotion by the Company of its textbooks continues to be primarily accomplished by mailings to teachers and schools. It continues to follow a liberal policy of providing sample copies. No industry statistics are available for this segment of the publishing business. Accordingly, it is not possible to ascertain the Company's competitive position in its field. No customer accounts for more than 2.7% of sales.

     The Company does not consider backlogs, patents, licenses, franchises and concessions, research or environmental considerations as material to its business. No significant problems have been encountered, and none are anticipated, in obtaining adequate supplies of paper. The Company has continued to add new book titles and discontinue others at a normal rate. The Company presently employs 62 full-time persons. Employee relations are considered good. Much of the Company's textbook business is seasonal, and approximately 55.5% of the year's sales were made in the four months of July through October.

(d)  Financial Information About Foreign and Domestic Operations and Export
     Sales

     Export sales during the last three years have not been material in relation to the total sales. Profitability and risk are essentially similar on the Company's foreign and domestic sales.


Item 2.  Properties

     The Company relocated its principal place of business in the late summer of 1996 from South Holland, Illinois to its newly constructed warehouse and office building on a 3.65 acre site in Tinley Park, Illinois. The building contains approximately 72,000 square feet of floor space, of which approximately 20,000 square feet is used for office requirements.

The Company financed the cost of the property acquisition, building construction and relocation from its own funds.

     The South Holland properties on a 5.5 acre site consisting of two separate buildings physically connected by an enclosed corridor, contain an aggregate of approximately 58,275 square feet of floor space. The buildings are presently vacant and are being offered for sale.


Item 3.  Legal Proceedings

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None


                                   PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     The following section of the Company's 1997 Annual Report to Stockholders is hereby incorporated by reference:

(a)  Market - Over-the-Counter - Symbol-GWOX            Page Inside Back Cover
     Quotation Ranges and Dividends                     Page Inside Back Cover

(b) 150 common shareholders based upon the number of record owners as of May 23, 1997, the record date for the Company's Annual Meeting of Shareholders.

(c) (1) and (2) Dividends, see table referred to above. There are no known restrictions on the Company's present or future ability to pay dividends. The Company currently expects that cash dividends will be continued to be paid in the future at a rate based upon earnings for the prior fiscal year.

Item 6.  Selected Financial Data

     The following section of the Company's 1997 Annual Report to Stockholders is hereby incorporated by reference:

     Five year Summary of Selected Financial Data       Page Inside Front Cover

     This referenced section should be read in conjunction with the Financial Statements and related Notes (hereby incorporated by reference) in the Company's 1997 Annual Report to Stockholders, Pages 2-16.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following section of the Company's 1997 Annual Report to Stockholders is hereby incorporated by reference:

     Management's Discussion and Analysis of Financial      Pages 13-16

     Condition and Results of Operations

     This referenced section should be read in conjunction with the Financial Statements and related Notes (hereby incorporated by reference) in the Company's 1997 Annual Report to Stockholders, Pages 2-16.

Item 8.  Financial Statements and Supplementary Data

(a)  Financial statements:

     (1) Financial statements and schedules are included in this Form 10-K Annual Report as indicated in the index on Page 13. Those portions of The Goodheart-Willcox Company, Inc.'s 1997 Annual Report to Stockholders listed under the caption "Financial Statements" in such index are incorporated by reference.

     (2)  Exhibits:

     The Goodheart-Willcox Company, Inc.'s 1997 Annual Report to Stockholders (which, except for those portions thereof incorporated by reference in this Form 10-K Annual Report, is furnished for the information of the Commission but is not deemed to be "filed" as part of this report).

Item 9.  Disagreements on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The following section of the Company's 1997 Proxy Statement is hereby incorporated by reference:

a)   Identification of Directors                   Page 2

b)   Identification of Executive Officers

John F. Flanagan, age 53, Chairman of the Board since March, 1997; President and Chief Executive Officer since June, 1980; Treasurer from January, 1973 to April, 1988; Vice President from January, 1973 to June, 1980; prior thereto various positions with the Company since 1968.

Donald A. Massucci, age 57, Vice President, Administration, since June, 1980, Treasurer since April, 1988, and Secretary from July, 1976 to April, 1988. Mr. Massucci has been with the Company since 1962.

Dick G. Snyder, age 60, Vice President, Sales, since June, 1980, and Secretary since April, 1988. Mr. Snyder has been with the Company since 1977.

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

Item 11.    Management Remuneration and Transactions

          (A)                      (B)                   (C)                            (D)
---------------------    ---------------------    ---------------       -------------------------------------
                                                                                  PROFIT SHARING PLAN
                                                                        -------------------------------------
                                                                        D1            D2           D3
                                                  Cash and Cash         Company       Amount       Aggregate
Name of Individual                                Equivalent            Contribution  Accrued      Accrued
or Number of             Capacity in              Forms of              During Last   During Last  To
Persons in Group         Which Served             Remuneration(1)       Fiscal Year   Fiscal Year  Date(4)
---------------------    ---------------------    ---------------       -----------   -----------  -------
George A. Fischer (6)    Chairman,                $ 44,666              $ 6,700       $245,728     $2,397,886
Deceased 2/1/97          Director


John F. Flanagan (7)     Chairman,                 387,650(2)            22,500        193,121      1,901,771
                         President,
                         Chief Executive
                         Officer, Director

Donald A. Massucci (8)   Vice President,           163,475(3)            22,500        104,327      1,037,712
                         Administration &
                         Treasurer

Dick G. Snyder (8)       Vice President, Sales     163,475(3)            22,500         56,257        569,940
                         Secretary

Walter C. Brown          Consulting Editor,         95,655                5,400         20,118        201,170
                         Director

All Directors and Officers as a Group (5)         $987,884              $79,600       $619,551     $6,108,479

(1) Amounts paid, if any, in securities or property, insurance benefits or reimbursements, personal benefits, fees and commissions are insignificant and therefore, said types of remuneration are combined with salaries, directors' fees and bonuses. This also includes author royalty payments of $59,655 to Dr. Brown and of $81,963 to Dr. Kicklighter.

(2) Includes salary pursuant to employment agreement and discretionary year end bonus which was set by the Company's Board of Directors of $125,000 for Mr. Flanagan.

(3) Includes salaries established by management and year end bonuses fixed by the Company's Board of Directors of $50,000 for each of Messrs. Massucci and Snyder.

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

(6) Mr. Fischer died on February 1, 1997. Under an agreement dated June 1, 1975, the Company is required to pay his surviving spouse salary continuation for twenty-four months at the rate he was receiving at death, namely $56,650 per year.

(7) An agreement dated June 1, 1975, amended from time to time and further amended April 18, 1997, between the Company and Mr. Flanagan provides that until May 31, 1998, or any renewal date, he will serve as Chief Executive Officer, with his duties to be determined by the Board of Directors. Effective May 1, 1997, he is to be paid compensation of $275,000 per year, plus reimbursement of expenses and any bonus awarded to him by the Board of Directors. From the date the contract or any renewal thereof expires he is to be paid until his death consultative compensation of $40,000 per year. In the event Mr. Flanagan should die or become physically or mentally incapable of performing services before the expiration date of the agreement or any renewal thereof, the Company will pay him if he is living, or his estate if he is deceased, twenty-four months' full salary. The agreement further provides for reimbursement of medical care expenses incurred by him, his spouse or defined dependents, not otherwise reimbursed by insurance provided by the Company. In addition, his agreement provides that if he is living and under continuing disability for more than twenty-four months, the Company will pay him one-half salary per month, not to exceed, however, sixty months.

(8) Messrs. Massucci and Snyder annual salaries were each increased, effective May 1, 1997, to $125,000.

     The following sections of the Company's 1997 Proxy Statement are hereby incorporated by reference.

     Summary Compensation Table                  Page 7
     Remuneration of Directors                   Page 3
     Options, Warrants, or Rights                None
     Indebtedness of Management                  None
     Transactions with Management                None
     Transactions with Pension or Similar Plans  None


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following section of the Company's 1996 Proxy Statement is hereby incorporated by reference.

(a)  Security Ownership of Certain Beneficial Owners   Pages 4-5

(b)  Security Ownership of Management

                                            Amount and
Name of               Position              Nature of      Percent of
Beneficial Owner      with Company          Ownership      Class (6)
------------------    ------------          ---------      ---------
Mrs. Loraine J. Mix   Director              291,630(1)     49.9%(6)
Fred Eychaner                               111,412(2)     19.1%(6)
Century Partners                             42,700(3)      7.3%(6)
John F. Flanagan      Director and
                      Executive Officer      21,304(4)      3.6%
Walter C. Brown       Director                1,000(5)       *
Robert C. DeBolt      Director                    -          -
Wilma Pitts Griffin   Director                  150          *
Clois E. Kicklighter  Director                  100          *
Donald A. Massucci    Executive Officer         300          *
Dick G. Snyder        Executive Officer         700          *

Directors and Executive
Officers as a Group (8 Persons)             315,184        53.9%

*Less than one percent

(1) Mrs. Mix owns 26,430 shares, and, in addition, is a co-trustee with sole voting and investment power relating to the shares of the Company, and a beneficiary together with her two daughters, one of whom is the wife of Mr. Flanagan, of a trust established by the Last Will of Floyd M. Mix, deceased, which trust holds 265,200 shares of the Company. Mrs. Mix's daughter Joyce Meister owns 18,000 shares and her daughter Patti Flanagan owns 18,335 shares. In addition, Mrs. Flanagan owns jointly with her husband 2,614 shares. The aggregate holdings of all members of the Mix family in all capacities are 330,914 shares, or 56.59% of the Company's outstanding stock.

(2) On October 12, 1994, Mr. Fred Eychaner filed a Schedule 13D Statement with the Securities and Exchange Commission disclosing the purchase of 111,412 shares or 14.9% of the Company's securities. Mr. Eychaner stated that the shares were purchased for investment and additional purchases of the Company's stock may be made subject to the availability of additional shares, an acceptable price, alternative sources of investment and other factors. Mr. Eychaner also stated therein that there are no present plans to seek representation on the Company's Board of Directors.

(3)  On or about June 1, 1993, Century Partners filed an Amendment No. 1 to
     Schedule 13G with the Securities and Exchange Commission disclosing the beneficial ownership of 42,700 shares of the Company's securities.

(4) Of these shares, 18,335 are owned beneficially and of record by Mr. Flanagan's wife, 335 are owned beneficially and of record by Mr. Flanagan, 2,614 are owned jointly by Mr. Flanagan and his wife, and 20 are held by Mr. Flanagan and his wife as custodian for their children.

(5) These shares are owned beneficially and of record by Dr. Brown and his wife as co-trustees under a living trust.

(6) Pursuant to the Stock Purchase Agreement between George A. Fischer, and the Company, dated November 18, 1981, upon the death of Mr. Fischer on February 1, 1997, the Company was required to and subsequently did purchase from the George A. Fischer Trust on April 11, 1997, 163,200 shares of common stock of the Company, the same being all the shares of the Company owned by Mr. Fischer at his death. The purchase price pursuant to the Stock Purchase Agreement was determined by its fair market value at the date of Mr. Fischer's death as appraised by Prairie Capital Services, Inc., at $33.25 a share or $5,426,400 in the aggregate. The purchase price was paid $2,170,560 in cash and the balance by an installment promissory note in the principal amount of $3,255,840 dated April 11, 1997, providing for five consecutive annual payments of $651,168 each, the first annual payment being due April 11, 1998, with interest at the prime rate of The First National Bank of Chicago, computed monthly. The source of the cash portion of the purchase price was provided in part by the $1,200,000 proceeds of an insurance policy on the life of Mr. Fischer owned by the Company and the balance of $970,560 was provided by internally generated funds. It is anticipated that the source of the annual installment payments as required by the note will be met by internally generated funds.

     As a result of the acquisition by the Company of the said 163,200 shares of its $1.00 par value common stock from the George A. Fischer

     Trust, the total outstanding shares of the Company have been reduced from 747,900 shares to 584,700 shares of said common stock, increasing the percentage beneficial ownership of Mrs. Mix from 39.1% to 49.9%, Fred Eychaner from 14.9% to 19.1% and Century Partners from 5.7% to 7.3%.

(c) Changes in Control - The Company is not aware of any arrangements by any person which may, at a subsequent date, result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions

     None.

                                   PART IV


Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                         FOR FORM 10-K ANNUAL REPORT
                        OF YEAR ENDED APRIL 30, 1997



                                                    Page Number Reference
                                                    ---------------------
                                                               Annual
                                                               Report to
                                                    Form 10-K  Stockholders
                                                    ---------  ------------
(a) 1.  Financial Statements

Consolidated statements of earnings and stockholders'          Pages 4-5
equity for the years ended April 30, 1997, 1996 and 1995

Consolidated balance sheets as of April 30, 1997, and          Pages 2-3
1996

Consolidated statements of cash flows for the years            Page 6
ended April 30, 1997, 1996 and 1995

Notes to consolidated financial statements                     Pages 7-11

Report of Independent Certified Public Accountants             Page 12

Statement of Management Responsibilities                       Page 12

(a) 2.  Financial Statements Schedules

Schedule II - Valuation and Qualifying Accounts       Page 15

Report of Independent Certified Public
Accountants on Schedules

Consent of Independent Certified Public
Accountants

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

(b) Reports on Form 8-K: Form 8-K was filed during the last quarter of the Company's fiscal year ended April 30, 1997.

13.  1997 Annual Report of The Goodheart-Willcox Co., Inc.

21.  List of Subsidiaries.

23.  Report of Independent Certified Public Accountants on Schedules.

27.  Financial Data Schedule.

All other exhibits are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

                      THE GOODHEART-WILLCOX COMPANY, INC.
                                  SCHEDULE II
                       Valuation and Qualifying Accounts
               For the years ended April 30, 1997, 1996 and 1995





                                 Balance at  Additions   Deductions  Beginning
                                 Beginning   charged to  from        at end of
Description                      of Period   Income      Reserves    Period
-----------                      ---------   ----------  ----------  ------

Year ended April 30, 1997
Allowance for Sales returns(1)   $98,000     $121,000    $121,000    $98,000
Allowance for doubtful accounts  $15,000     $  1,000    $  1,000    $15,000


Note: The allowance for sales returns and doubtful accounts for the years ended April 30, 1996 and 1995 were not material to the Consolidated financial statements.





(1) Allowance for Sales returns represents anticipated returns net of inventory and royalty costs.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




THE GOODHEART-WILLCOX COMPANY, INC.



By____________________________________
     John F. Flanagan, Chairman of
     the Board of Directors,
     President and
     Chief Executive Officer


By____________________________________
     Donald A. Massucci, Vice
     President, Administration,
     and Treasurer


By____________________________________
     Dick G. Snyder, Vice President,
     Sales, and Secretary



Dated:  July 8, 1997.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By____________________________________
     Walter C. Brown, EdD
     A Director

Date:  July 8, 1997


By____________________________________
     Robert C. DeBolt
     A Director

Date:  July 8, 1997


By____________________________________
     John F. Flanagan
     Chairman, President and a Director

Date:  July 8, 1997


By____________________________________
     Wilma Pitts Griffin, PhD, CFCS
     A Director

Date:  July 8, 1997


By____________________________________
     Clois E. Kicklighter, EdD
     A Director

Date:  July 8, 1997


By____________________________________
     Loraine J. Mix
     A Director

Date:  July 8, 1997