Form 10-Q
period 1997-07-31
GOODHEART WILLCOX CO INC
filed 1997-09-15
CIK 42504

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                         -----------------------------
                                  FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934.
        For the quarterly period ended July 31, 1997


                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934.
        For the transition period from _______ to _______.

                        Commission file number 0-7276

                     THE GOODHEART-WILLCOX COMPANY, INC.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in charter)


         Delaware                                           36-2135994
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

18604 West Creek Drive, Tinley Park, Illinois               60477
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No ___.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 31, 1997 - 584,700 shares.
                  --------------------------------

                                    INDEX

                     THE GOODHEART-WILLCOX COMPANY, INC.



PART I    FINANCIAL INFORMATION                                                  PAGE

Item 1.   Financial Statements

          Consolidated Balance Sheets - July 31, 1997 and April 30, 1997 .....     3

          Consolidated Statements of Earnings - Three Months Ended
           July 31, 1997 and 1996 ............................................     5

          Consolidated Statements of Stockholders' Equity - Three Months Ended
           July 31, 1997 and 1996 ............................................     6

          Consolidated Statements of Cash Flows - Three Months Ended
           July 31, 1997 and 1996 ............................................     7

          Notes to Consolidated Financial Statements - July 31, 1997 .........     8

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations .............................................    14

SIGNATURES ...................................................................    18

PART II.  OTHER INFORMATION

Item 6.   Exhibit 27 - Financial Data Schedule ...............................    19

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

================================================================================

                                                                              July 31,         April 30,
                           ASSETS                                               1997             1997
                                                                             -----------      -----------
                                                                                                (Note)
Current assets
 Cash and cash equivalents .......................................           $ 2,094,000      $ 2,613,000
Accounts receivable - net of allowance for doubtful receivables
  and sales returns of $210,000 and $113,000 .....................             4,591,000        1,565,000
 Inventories .....................................................             2,389,000        2,730,000
 Deferred income taxes ...........................................               646,000          646,000
 Other ...........................................................               156,000          125,000
                                                                             -----------      -----------

    Total current assets .........................................             9,876,000        7,679,000

Investment securities available for sale .........................                92,000           92,000
Prepublication costs - net of accumulated amortization of $1,703,000
 and $1,528,000 ..................................................             1,438,000        1,487,000
Property and equipment - net .....................................             4,724,000        4,769,000
Cash surrender value of life insurance ...........................                43,000           38,000
                                                                             -----------      -----------
                                                                             $16,173,000      $14,065,000
                                                                             ===========      ===========


Note: The consolidated balance sheet at April 30, 1997 has been taken from the audited financial statements at that date.

The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)

================================================================================

                                                                     July 31,       April 30,
           LIABILITIES AND STOCKHOLDERS' EQUITY                        1997           1997
                                                                   -----------     -----------
                                                                                      (Note)
Current liabilities
  Note payable, current portion .................................  $   651,000     $   651,000
  Accounts payable ..............................................      945,000       1,020,000
  Accrued compensation ..........................................      655,000         360,000
  Accrued other .................................................      749,000         170,000
  Dividends payable .............................................            -         293,000
  Royalties payable .............................................      623,000         224,000
                                                                   -----------     -----------

       Total current liabilities ................................    3,623,000       2,718,000

Deferred income taxes ...........................................      169,000         169,000

Commitments and contingencies ...................................            -               -

Notes payable, net of current portion ...........................    2,605,000       2,605,000

Stockholders' equity
  Common stock ..................................................      762,000         762,000
  Retained earnings .............................................   14,716,000      13,513,000
                                                                   -----------     -----------

                                                                    15,478,000      14,275,000

  Net unrealized gain on investment securities available-for-sale        7,000           7,000

  Less cost of 177,300 shares of common stock held in treasury ..   (5,709,000)     (5,709,000)
                                                                   -----------     -----------
                                                                     9,776,000       8,573,000
                                                                   -----------     -----------
                                                                   $16,173,000     $14,065,000
                                                                   ===========     ===========



Note: The consolidated balance sheet at April 30, 1997 has been taken from the audited financial statements at that date.

The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS ENDED JULY 31,
(UNAUDITED)

================================================================================

                                                           July 31      July 31
                                                             1997        1996
                                                          ----------  ----------
Sales .................................................   $5,925,000  $4,505,000

Cost of goods .........................................    1,733,000   1,429,000
                                                          ----------  ----------

      Gross profit ....................................    4,192,000   3,076,000

Operating expenses
  Selling, general and administrative..................    1,627,000   1,451,000
  Royalties ...........................................      608,000     466,000
                                                          ----------  ----------

                                                           2,235,000   1,917,000
                                                          ----------  ----------

      Operating profit ................................    1,957,000   1,159,000

Other income (expense)
  Interest income .....................................       22,000      25,000
  Interest expense ....................................      (70,000)         -
  Other ...............................................        2,000       1,000
                                                          ----------  ----------

                                                             (46,000)     26,000
                                                          ----------  ----------

      Earnings before income taxes.....................    1,911,000   1,185,000

Income tax expense
  Currently payable ...................................      708,000     439,000
                                                          ----------  ----------


      NET EARNINGS.....................................   $1,203,000  $  746,000
                                                          ==========  ==========

Earnings per share ....................................        $2.06       $1.00
                                                               =====       =====

The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1996
(UNAUDITED)

--------------------------------------------------------------------------------

                                                               Net unrealized gain (loss)
                                                                        on investment
                                       Common           Retained         securities         Treasury
                                       stock            earnings      available-for-sale     stock            Total
                                    ------------     -------------    ------------------   -----------      -----------
Balance at April 30, 1997 ..        $    762,000     $  13,513,000         $ 7,000         $(5,709,000)      $8,573,000

Net earnings for period ....                   -         1,203,000               -                   -        1,203,000
                                    ------------     -------------         -------         -----------       ----------

Balance at July 31, 1997 ...        $    762,000     $  14,716,000         $ 7,000         $(5,709,000)      $9,776,000
                                    ============     =============         =======         ===========       ==========

Balance at April 30, 1996 ..        $    599,000     $   8,416,000         $ 6,000         $  (282,000)      $8,739,000

Net earnings for period ....                   -           746,000               -                   -          746,000

Change in estimated value of
 redeemable common stock
 in excess of insurance
 proceeds based on increase
 in cash surrender value
 of life insurance..........             (40,000)                -               -                   -          (40,000)
                                    ------------     -------------         -------         -----------       ----------

Balance at July 31, 1996 ...        $    599,000     $   9,122,000         $ 6,000         $  (282,000)      $9,445,000
                                    ============     =============         =======         ===========       ==========


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JULY 31,
(UNAUDITED)

================================================================================

                                                                      July 31      July 31
                                                                        1997        1996
                                                                    -----------  -----------
Cash flows from operating activities:
  Net earnings ...................................................  $ 1,203,000  $   746,000
  Adjustments to reconcile net earnings to net cash provided by
    (used in) operating activities
      Depreciation expense .......................................       68,000       24,000
      Amortization of prepublication costs .......................      270,000      243,000
      Changes in assets and liabilities
         Accounts receivable .....................................   (3,026,000)  (1,815,000)
         Inventories .............................................      341,000      (70,000)
         Other assets ............................................      (31,000)     (79,000)
         Accounts payable ........................................      (75,000)      38,000
         Royalties payable .......................................      399,000      252,000
         Accrued expenses ........................................      874,000      695,000
                                                                    -----------  -----------

            Net cash provided by (used in) operating activities ..       23,000       34,000

Cash flows from investing activities:
  Purchases of property and equipment ............................      (23,000)  (1,715,000)
  Purchases of prepublication costs ..............................     (221,000)    (199,000)
  Increase in cash surrender value of officer's life insurance ...       (5,000)     (40,000)
                                                                    -----------  -----------

            Net cash used in investing activities ................     (249,000)  (1,954,000)

Cash flows from financing activities:
  Dividends paid .................................................     (293,000)    (299,000)
                                                                    -----------  -----------

            Net cash used in financing activities ................     (293,000)    (299,000)
                                                                    -----------  -----------

            Decrease in cash and cash equivalents ................     (519,000)  (2,219,000)

Cash and cash equivalents at beginning of period .................    2,613,000    5,118,000
                                                                    -----------  -----------

Cash and cash equivalents at end of period .......................  $ 2,094,000  $ 2,899,000
                                                                    ===========  ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes - net .............  $   157,000  $     7,500
                                                                    ===========  ===========





The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 1997
(UNAUDITED)

================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's business is seasonal, and operating results for the three months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1997.

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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JULY 31, 1997
(UNAUDITED)

================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVENTORIES

Inventories are valued at the lower of cost or market. Cost of inventories was determined by the last-in, first-out (LIFO) and the first-in, first-out (FIFO) methods as summarized below (see note B):


                                             July 31,   April 30,
                                               1997       1997
                                            ---------  ----------
Last-in, first out method ...............   $2,329,000  $2,639,000
First-in, first out method ..............       60,000      91,000
                                            ----------  ----------

                                            $2,389,000  $2,730,000
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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JULY 31, 1997
(UNAUDITED)

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

EARNINGS PER SHARE

Earnings per share is computed on the weighted average number of shares outstanding for the period. The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements. Earnings per share is computed on the weighted average number of shares of 584,700 and 747,900 for the periods ending July 31, 1997 and 1996, respectively.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JULY 31, 1997
(UNAUDITED)

================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

COMMON STOCK

The Company has 1,000,000 shares of $1 par value common stock authorized and 762,000 shares issued, of which 177,300 shares have been repurchased by the Company. As of July 31, 1997 the Company has 584,700 shares outstanding. As of April 30, 1997, the Company had 584,700 shares outstanding with a weighted average of 739,405 shares used to compute the end-of-year financial results.

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of such assets approximates their fair value.

RECLASSIFICATIONS

Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

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


================================================================================

NOTE B - INVENTORIES


Inventories consist of the following:

                                        July 31,   April 30,
                                          1997       1997
                                       ----------  ----------
Raw materials ......................   $   79,000  $  100,000
Work-in-process ....................       60,000      91,000
Finished goods .....................    2,250,000   2,539,000
                                       ----------  ----------

                                       $2,389,000  $2,730,000
                                       ==========  ==========

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JULY 31, 1997
(UNAUDITED)

================================================================================

NOTE B - INVENTORIES - CONTINUED

Inventories would have been $2,542,000 and $2,491,000 higher at July 31, 1997 and April 30, 1997, respectively, if the FIFO method of accounting had been used on all inventories.

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

================================================================================

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                       July 31,   April 30,
                                                         1997       1997
                                                      ----------  ----------
Land ...........................................      $  814,000  $  814,000
Buildings and improvements .....................       4,013,000   4,013,000
Equipment ......................................       1,427,000   1,404,000
                                                      ----------  ----------
                                                       6,254,000   6,231,000
Less accumulated depreciation ..................       1,530,000   1,462,000
                                                      ----------  ----------
                                                      $4,724,000  $4,769,000
                                                      ==========  ==========

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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JULY 31, 1997
(UNAUDITED)

================================================================================

NOTE E - EMPLOYEE BENEFIT PLANS - CONTINUED

Effective May 1, 1994, the Company adopted The Goodheart-Willcox Company, Inc. Supplemental Executive Retirement Plan for the benefit of certain management employees as determined by the Board of Directors. The purpose of the plan is to provide additional benefits for those participants who have profit sharing benefits limited by the Internal Revenue Code.

The Company has recorded contributions amounting to $93,000 and $82,000 for the quarters ended July 31, 1997 and 1996, respectively.

================================================================================

NOTE F - COMMITMENTS AND CONTINGENCIES

In April 1997, under an agreement between the Company and a principal stockholder/officer, the Company purchased 163,200 shares of the Company's stock owned by him upon his death for $5,427,000. The purchase price was based on the fair market value of the Company's shares at that time, as determined by a named third party and consisted of $2,171,000 in cash and a note payable of $3,256,000. The note payable, which matures on April 11, 2002, provides for five annual principal payments of $651,000 with interest at the prime rate. The Company carried a life insurance policy to help meet a portion of the obligation created by this agreement. Net proceeds from the policy were $1,207,000, which had the effect of reducing the cash surrender value by $538,000 and resulting in other income of $548,000. In addition, the excess of estimated fair market value over the amount of life insurance, net of cash surrender value, previously segregated from stockholders equity has been recorded as retained earnings. As a result of the acquisition of the stock by the Company, the total outstanding shares of stock have been reduced form 747,900 to 584,700.

The Company has entered into employment agreements with the former Chairman of the Board of Directors and President that provides for annual compensation and certain other benefits including death benefit payments equal to two years salary. The present value of the estimated death benefit payable under these agreements of approximately $160,000 is included in accrued compensation at July 31, 1997 and April 30, 1997.

In May 1995, the Company acquired property in Tinley Park, Illinois, for approximately $738,000. The Company completed construction of its new office and distribution facility on this property in August of 1996 for a total cost of $2,973,000. The assets held for sale are included in property and equipment in the accompanying balance sheets.

                         PART I - FINANCIAL INFORMATION

                                   FORM 10-Q

                     THE GOODHEART-WILLCOX COMPANY, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


First Quarter Fiscal 1998 Compared With First Quarter Fiscal 1997

OPERATING  RESULTS

The Company's net sales for the first quarter of fiscal 1998 increased $1,420,000, or approximately 31% from the same quarter in the previous fiscal year, due primarily to increased sales of recently revised products in open territories along with state adoption sales in North Carolina and Kentucky, coupled with selective price increases. In the first quarter of fiscal 1997, net sales increased $132,000, or approximately 3% from the same quarter in the previous fiscal year, due primarily to increased sales of recently revised products in open territories coupled with selective price increases. State textbook adoptions, which contribute substantially to the Company's sales, historically have been held at regular intervals, During the past several years, the intervals for several states have been significantly increased. Selective price increases are made each year on a product-by-product basis after considering the cost of paper, printing, and binding, the overhead contribution, and competitive pricing. The selective price increases will not totally offset any significant decline in school expenditures for textbooks and supplements. The reserve for future returns will experience minor revisions as the sales product mix continues to shift from middle and senior high schools to community college bookstores, where the number of books and supplements returned occur with greater frequency. The reserve for future returns may experience minor fluctuations to reflect current business practices and expectations of the return rate for various product categories and markets.
The results of the first quarter of fiscal 1998 may be tempered for the full fiscal year by the yet unknown impact the United Parcel Service disruption has caused such as canceled purchase orders, returned products, duplicate orders and shipments, and added expenses. Goodheart-Willcox's distribution to customers was current as of July 31, 1997 prior to the United Parcel Service disruption.

The cost of goods sold as a percentage of sales in the first quarter of fiscal 1998 was 29% compared to 32% in the first quarter of fiscal 1997 and 29% in the first quarter of fiscal 1996. The improvement in the ratio of the cost of goods sold as a percentage of sales for the first quarter of fiscal 1998 was primarily attributed to more favorable paper prices coupled with the significant increase in sales. The change in the ratio of the cost of goods sold as a percentage of sales for the first quarter of fiscal 1997 was primarily attributed to the increased cost of paper, which is a major component of the cost of goods sold, with an added influence being the substantial investment in the revision of a number of backlist titles. While paper prices started to level out one year ago, the build up of inventory in preparation of the seasonal selling period in the first quarter of fiscal 1997 before the open of school took place during a period of higher paper prices. As stated in a recent annual report, "It is possible that the Company will not be able to pass through all the paper price increases to our customers." Factors affecting the ratio of the cost of goods sold as a percentage of sales are the result of decisions regarding selected price increases, adjustments to the print and reprint quantities, and the application of computer technology by outside suppliers permitting more rapid creative preparation, shorter press runs, reduction in manufacturing time, and consistent high quality, all allowing Goodheart-Willcox to better control the unit cost of textbooks and supplements. Management decisions must be balanced between the cost of goods sold in terms of the investment in product versus the timing of when new or revised products are developed, come to market, and contribute to sales.

Operating expenses consisting of royalties, selling, general, and administrative expenses increased $318,000, or approximately 17% over the first quarter in fiscal 1997, compared to an increase of $59,000, or approximately 3%, in the first quarter of fiscal 1997 over the same period in fiscal 1996. Royalties paid to authors increased $142,000 as the net sales increased. As a percentage of sales, the selling, general, and administrative cost for the first quarter of fiscal 1998 was 27% compared to 32% for the first quarter of fiscal 1997. A major component of the operating expenses is the distribution of sample textbooks and supplements as a marketing tool which is unique to the textbook publishing industry. In the first quarter of fiscal 1998 sampling expense increased to $115,000 from $98,000 in the first quarter of fiscal 1997. The sampling increase of $17,000 or approximately 17% can be attributed to added marketing efforts aimed at future state and local adoptions as well as the introduction of a number of new and revised titles.

The 31% increase in net sales during the first quarter and the 17% increase in operating expense along with a 3% decrease in the cost of goods sold as a percentage of sales increased the Company's income from operations by $798,000 or approximately 69%, to $1,957,000. For the first quarter of fiscal 1997, the 3% increase in net sales and the 3% increase in operating expenses along with a 3% increase in the cost of goods sold as a percentage of sales reduced the Company's income from operations by $93,000 or approximately 7%, to $1,159,000 from the same period in the previous fiscal year. Other income or expense for the first quarter of fiscal 1998 was an expense of $46,000, attributed to the interest paid, compared to other income of $26,000 in the first quarter of fiscal 1997. The Company's fiscal year ending April 30 divides the purchasing patterns of its school customers such that the major marketing and inventory buildup efforts occur at the end of the fiscal year, while the resulting sales primarily follow in the first two quarters of the next fiscal year.

LIQUIDITY

Cash and cash equivalents totaled $2,094,000 at July 31, 1997, a decrease of $519,000 from the year ended April 30, 1997. Accounts receivable, net of allowances for doubtful receivable and sales returns, totals $4,591,000 at July 31, 1997, and increase of $3,026,000 from the year ended April 30, 1997. For the quarter ending July 31, 1997, the Company had long-term debt of $2,605,000 resulting from the stock repurchase. The Company had no long-term debt at the end of the first quarter of fiscal 1997. As shown in the cash flow statements, the cash provided by operating activities for the first quarter of fiscal 1998 amounted to $23,000 as compared to $34,000 provided in the first quarter of fiscal 1997, a change which is attributable to the increase in net earnings after adjustments to accounts covering depreciation expenses, amortization of prepublication expenses, accounts receivable, inventories, accounts payable, royalties payable, and accrued expenses. The cash provided by the operating activities of the Company for the first quarter of fiscal 1997 amounted to $34,000 as compared to $852,000 used in the first quarter of fiscal 1996, a change which was attributed to the decrease in net earnings after adjustments to accounts covering the amortization of prepublication costs, inventories, accounts payable, accrued expenses, and income taxes payable. The significant changes in assets and liabilities for the first quarter of fiscal 1998 include increases in the accounts receivable, accrued expenses, and royalties payable, with decreases in inventories and accounts payable. The changes in assets and liabilities for the first quarter of fiscal 1997 include increases in accounts receivable, inventories, accounts payable, and accrued expenses. There have been no changes in business practices including credit terms or collection efforts from previous years.

Investment in new and revised products in the first quarter of the current fiscal 1998 was $221,000, or an increase of $22,000 compared to the first quarter of fiscal 1997 when $199,000 was used to purchase prepublication materials and services. The rate of investment in new and revised products as a percentage of sales for the first quarter of fiscal 1998 remained constant with the previous years's first quarter of approximately 4%. The Company currently intends to maintain its traditional pace of prepublication investment in products and services in future quarters to maintain a publishing program of adding new titles and products to the line while revising a backlist of products to match marketing and customer needs. With advances in general technology, the magnitude of revision efforts required to keep the industrial and technical books up-to-date has typically increased investment allocations over patterns earlier in the decade. Plans are being finalized to acquire a new software/hardware system for the business/marketing functions, replacing an existing system which is not robust enough to grow with the Company into the future. In the first quarter of fiscal 1998, $23,000 was invested in property and equipment compared to $1,715,000 invested in the first quarter of fiscal 1997 when the new Tinley Park facility was being completed with added storage racking, conveyors, and material handling equipment to improve productivity.

The primary financing use of cash in the first quarter of the current fiscal 1998 was the payment of dividends at the rate of $.50 per share compared to the payment of dividends at the rate of $.40 per share in the first quarter of fiscal 1997. In fiscal 1997, the purchase of treasury stock required $2,171,000 along with the acceptance of a note payable in the amount of $3,256,000. The source of the cash portion of the purchase price was provided in part by the $1,207,000 proceeds of an insurance policy owned by the Company and the balance provided by internally generated funds. It is anticipated the source of the annual installment payments as required by the note will be met by internally generated funds.

The first quarter historically has displayed increased shipments and increased growth in the accounts receivable. In looking ahead into the second and third quarters, there is an anticipated growth in inventories as new and revised
products are published for the next marketing cycle.   Also, in the second and
third quarters, the accounts receivable will decline as cash and cash equivalents increase. The seasonal nature of selling products such as textbooks and supplements into the school market with two separate semesters tends to affect the periodic liquidity of the Company due to the required buildup of inventory for the anticipated needs of schools opening in the Fall and for the second semester.

CAPITAL RESOURCES

It is anticipated that the future capital needs of the Company will be met from internally generated funds. The investment in computer hardware and software on a department by department basis, such as editorial or creative services, will be met from operating cash flow. Goodheart-Willcox is planning to invest in new software and hardware for the business/marketing operations to improve customer service, inventory and warehouse management, and information technology. In fiscal 1998, the investment in prepublication products and services is expected to follow the pattern established in previous years with plans to revise popular backlist titles and add new products to the Company's line. The Company's warehouse and distribution operations were relocated to a new facility in Tinley Park, Illinois, on July 1, 1996 while the business, marketing and sales, editorial, and creative operations were relocated August 26, 1996. The new facility project was completed using internally generated funds with no financing expenses for the Company. The Company's previous land and building in South Holland, Illinois, are being offered for sale and are carried at net book value which is less than the estimated fair market value less cost to sell. The promissory note for $3,256,000 used to acquire Treasury Stock provides for five consecutive annual payments of $651,000 and it is anticipated the source of the annual installation payments will be met by internally generated funds.

THE EFFECTS OF INFLATION

Inflation affects the Company due to increases in costs of materials and services. In fiscal 1996, the Company experienced tightening of supplier's schedules and some price increases which appeared to be more inflationary than patterns experienced in the previous fiscal year. The cost of paper purchased in fiscal 1996 to replenish inventory and print new products to be sold in fiscal 1997 experienced dramatic increases. In fiscal 1997, paper pricing appeared more stable than in the prior recent quarters. However, new price increases appear to cloud future trends in paper pricing for fiscal 1998. By advanced planning and shifting grades of paper, the effect of some of the paper cost fluctuations may be softened. Fiscal 1998 shows a tightening of available press time in the short term, thus necessitating clearer projections for initial printings or reprints. The ability of the Company to reflect cost increases from suppliers in the selling price of Goodheart-Willcox products depends upon the pricing of competing product lines and general market conditions which may require the Company to absorb part of the price increases for paper or other materials and services. The Company continues to manage its cost of doing business in these uncertain and changing times by using various suppliers, reviewing the variety of paper grades appropriate for various titles, scheduling press runs in batches, balancing the quantities printed with considerations for unit cost versus turnover of inventory, and nurturing close relationships with key suppliers.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE GOODHEART-WILLCOX COMPANY, INC.
                                             (Registrant)

Date _______________________       ____________________________________________
                                                   John F. Flanagan
                                                       President

Date _______________________       ____________________________________________
                                                Donald A. Massucci
                                   Vice President, Administration and Treasurer