Form 10-Q
period 1997-10-31
GOODHEART WILLCOX CO INC
filed 1997-12-15
CIK 42504

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                           ----------------------
                                  FORM 10-Q

(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934.
          For the quarterly period ended October 31, 1997

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
October 31, 1997 - 584,700 shares.

                                      INDEX

                     THE GOODHEART-WILLCOX COMPANY, INC.




PART I.   FINANCIAL INFORMATION                                                 PAGE
--------  ---------------------                                                 ----
Item 1.   Financial Statements

          Consolidated Balance Sheets - October 31, 1997 and April 30, 1997 ...    3

          Consolidated Statements of Earnings - Three Months Ended October 31,
            1997 and 1996; Six Months Ended October 31, 1997 and 1996 .........    5

          Consolidated Statements of Stockholders' Equity - Six Months Ended
           October 31, 1997 and 1996 ..........................................    6

          Consolidated Statements of Cash Flows - Six Months Ended
           October 31, 1997 and 1996 ..........................................    7

          Notes to Consolidated Financial Statements - October 31, 1997 .......    8

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations ..............................................   14

SIGNATURES ....................................................................   19
----------

PART II.  OTHER INFORMATION
--------  -----------------

Item 6.   Exhibit 27 - Financial Data Schedule ................................   20

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

--------------------------------------------------------------------------------

                                                                                          October 31,   April 30,
                            ASSETS                                                           1997         1997
                                                                                          -----------  -----------
                                                                                                         (Note)
Current assets
  Cash and cash equivalents .....................................                         $ 3,938,000  $ 2,613,000
  Accounts receivable - net of allowance for doubtful receivables
    and sales returns of $307,000 and $113,000 ..................                           2,914,000    1,565,000
  Inventories ...................................................                           1,931,000    2,730,000
  Deferred income taxes .........................................                             646,000      646,000
  Other .........................................................                              89,000      125,000
                                                                                          -----------  -----------

     Total current assets .......................................                           9,518,000    7,679,000

Investment securities available for sale ........................                              92,000       92,000
Prepublication costs - net of accumulated amortization of
  $1,649,000 and $1,528,000 .....................................                           1,332,000    1,487,000
Property and equipment - net ....................................                           4,685,000    4,769,000
Cash surrender value of life insurance ..........................                              47,000       38,000
                                                                                          -----------  -----------
                                                                                          $15,674,000  $14,065,000
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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)

================================================================================


                                                                   October 31,      April 30,
   LIABILITIES AND STOCKHOLDERS' EQUITY                               1997            1997
                                                                   -----------    -----------
                                                                                       (Note)
Current liabilities
  Note payable, current portion .................................  $         -    $   651,000
  Accounts payable ..............................................      523,000      1,020,000
  Accrued compensation ..........................................      831,000        360,000
  Accrued other .................................................      874,000        170,000
  Dividends payable .............................................            -        293,000
  Royalties payable .............................................      683,000        224,000
                                                                   -----------    -----------

       Total current liabilities ................................    2,911,000      2,718,000

Deferred income taxes ...........................................      169,000        169,000

Commitments and contingencies ...................................            -              -

Notes payable, net of current portion ...........................    1,302,000      2,605,000

Stockholders' equity
  Common stock ..................................................      762,000        762,000
  Retained earnings .............................................   16,232,000     13,513,000
                                                                   -----------    -----------

                                                                    16,994,000     14,275,000

  Net unrealized gain on investment securities available-for-sale        7,000          7,000

  Less cost of 177,300 shares of common stock held in treasury ..   (5,709,000)    (5,709,000)
                                                                   -----------    -----------
                                                                    11,292,000      8,573,000
                                                                   -----------    -----------
                                                                   $15,674,000    $14,065,000
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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
     (UNAUDITED)

================================================================================


                              Three months ended        Six months ended
                                   October 31,             October 31,
                            ----------------------  ------------------------
                                  1997        1996         1997         1996
                            ----------  ----------  -----------  -----------
Sales ....................  $6,420,000  $6,507,000  $12,345,000  $11,012,000

Cost of goods ............   1,575,000   2,018,000    3,308,000    3,447,000
                            ----------  ----------  -----------  -----------

    Gross profit .........   4,845,000   4,489,000    9,037,000    7,565,000

Operating expenses
 Selling, general and
  administrative .........   1,739,000   1,641,000    3,366,000    3,092,000
 Royalties ...............     675,000     671,000    1,283,000    1,137,000
                            ----------  ----------  -----------  -----------

                             2,414,000   2,312,000    4,649,000    4,229,000
                            ----------  ----------  -----------  -----------

    Operating profit .....   2,431,000   2,177,000    4,388,000    3,336,000

Other income (expense)
 Interest income .........      33,000      21,000       55,000       46,000
 Interest expense ........    (61,000)           -    (131,000)            -
 Other ...................       1,000       9,000        3,000       10,000
                            ----------  ----------  -----------  -----------

                              (27,000)      30,000     (73,000)       56,000
                            ----------  ----------  -----------  -----------

    Earnings before income
      taxes ..............   2,404,000   2,207,000    4,315,000    3,392,000

Income tax expense .......     888,000     817,000    1,596,000    1,256,000
                            ----------  ----------  -----------  -----------


    NET EARNINGS .........  $1,516,000  $1,390,000  $ 2,719,000  $ 2,136,000
                            ==========  ==========  ===========  ===========

Earnings per share .......  $     2.59  $     1.86  $      4.65  $      2.86
                            ==========  ==========  ===========  ===========


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED OCTOBER 31, 1997 AND 1996
(UNAUDITED)

================================================================================


                                                              Net
                                                          unrealized
                                                         gain (loss)
                                                       on investment
                                                        securities
                                  Common     Retained    available      Treasury
                                   stock     earnings     for sale       stock          Total
                                --------  -----------  -------------  ------------  -----------
Balance at April 30, 1997 ....  $762,000  $13,513,000         $7,000  $(5,709,000)   $8,573,000

Net earnings for period ......         -    2,719,000              -             -    2,719,000
                                --------  -----------  -------------  ------------  -----------

Balance at October 31, 1997 ..  $762,000  $16,232,000         $7,000  $(5,709,000)  $11,292,000
                                ========  ===========  =============  ============  ===========

Balance at April 30, 1996 ....  $599,000   $8,416,000         $6,000    $(282,000)   $8,739,000

Net earnings for period ......         -    2,136,000              -             -    2,136,000

Change in estimated value of
  redeemable common stock
  in excess of insurance
  proceeds based on increase
  in cash surrender value
  of life insurance ..........         -     (80,000)              -             -     (80,000)
                                --------  -----------  -------------  ------------  -----------

Balance at October 31, 1996 ..  $599,000  $10,472,000         $6,000    $(282,000)  $10,795,000
                                ========  ===========  =============  ============  ===========



The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED OCTOBER 31,
(UNAUDITED)

================================================================================


                                                                        1997        1996
                                                                    ----------   ----------
Cash flows from operating activities:
  Net earnings ..................................................   $2,719,000   $2,136,000
  Adjustments to reconcile net earnings to net cash provided by operating activities
      Depreciation expense ......................................      140,000       94,000
      Amortization of prepublication costs ......................      546,000      485,000
      Changes in operating assets and liabilities
         Accounts receivable ....................................   (1,349,000)  (1,334,000)
         Inventories ............................................      799,000      129,000
         Other assets ...........................................       36,000            -
         Accounts payable .......................................     (497,000)     504,000
         Accrued expenses .......................................    1,175,000    1,256,000
         Royalties payable ......................................      459,000      470,000
                                                                   -----------  -----------

            Net cash provided by operating activities ...........    4,028,000    3,740,000

Cash flows from investing activities:
  Purchases of property and equipment ...........................     (56,000)  (2,427,000)
  Purchases of prepublication costs .............................    (391,000)    (471,000)
  Increase in cash surrender value of officer's life insurance ..      (9,000)     (80,000)
                                                                   -----------  -----------

            Net cash used in investing activities ...............    (456,000)  (2,978,000)

Cash flows from financing activities:
  Principal payments on long-term debt ..........................  (1,303,000)           -
  Principal payments on short-term debt .........................    (651,000)           -
  Dividends paid ................................................    (293,000)    (299,000)
                                                                   -----------  -----------

            Net cash used in financing activities ...............  (2,247,000)    (299,000)
                                                                   -----------  -----------

            Increase in cash and cash equivalents ...............   1,325,000      463,000

Cash and cash equivalents at beginning of period ................   2,613,000    5,118,000
                                                                   -----------  -----------

Cash and cash equivalents at end of period ......................  $3,938,000   $5,581,000
                                                                   ===========  ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for Income taxes - net ............  $   289,000  $   390,000
                                                                   ===========  ===========


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1997
(UNAUDITED)

================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's business is seasonal, and operating results for the three month and six month periods ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1997.

BUSINESS ACTIVITY

The Company publishes textbooks on technology, trade and technical, family and consumer sciences, and vocational subjects. The Company's activities include the search for authors, the procurement and editing of manuscripts, and the design, illustration and marketing of its textbooks. Printing and binding of books is done by outside contractors.

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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 31, 1997
(UNAUDITED)

================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVENTORIES

Inventories are valued at the lower of cost or market. Cost of inventories was determined by the last-in, first-out (LIFO) and the first-in, first-out (FIFO) methods as summarized below
(see note B):



                                         October 31,      April 30,
                                           1997            1997
                                        -----------     ----------

Last-in, first-out method .........     $ 1,869,000     $ 2,639,000
First-in, first-out method ........          62,000          91,000
                                        -----------     -----------

                                        $ 1,931,000     $ 2,730,000
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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 31, 1997
(UNAUDITED)

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

EARNINGS PER SHARE

Earnings per share is computed on the weighted average number of shares outstanding for the period. The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements. Earnings per share is computed on the weighted average number of shares of 584,700 and 747,900 for the periods ending October 31, 1997 and 1996, respectively.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 31, 1997
(UNAUDITED)

================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

COMMON STOCK

The Company has 1,000,000 shares of $1 par value common stock authorized and 762,000 shares issued, of which 177,300 shares have been repurchased by the Company. As of October 31, 1997 the Company has 584,700 shares outstanding. As of April 30, 1997 the Company had 584,700 shares outstanding with a weighted average of 739,405 shares used to compute the end-of-year financial results.

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

================================================================================

NOTE B - INVENTORIES

Inventories consist of the following:


                                                      October 31,    April 30,
                                                         1997          1997
                                                      ----------    ----------
Raw materials ...................................     $  118,000    $  100,000
Work-in-process .................................         62,000        91,000
Finished goods ..................................      1,751,000     2,539,000
                                                      ----------    ----------
                                                      $1,931,000    $2,730,000
                                                      ==========    ==========

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 31, 1997
(UNAUDITED)

================================================================================

NOTE B - INVENTORIES - CONTINUED

Inventories would have been $2,602,000 and $2,491,000 higher at October 31, 1997 and April 30, 1997, respectively, if the FIFO method of accounting had been used on all inventories.

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


NOTE C - PROPERTY AND EQUIPMENT



Property and equipment consist of the following:
                                                  October 31,   April 30,
                                                     1997         1997
                                                  -----------  ----------
Land ...........................................   $  814,000  $  814,000
Buildings and improvements .....................    4,013,000   4,013,000
Equipment ......................................    1,460,000   1,404,000
                                                  -----------  ----------
                                                    6,287,000   6,231,000
Less accumulated depreciation ..................    1,602,000   1,462,000
                                                  -----------  ----------
                                                   $4,685,000  $4,769,000
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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 31, 1997
(UNAUDITED)

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

The Company has recorded contributions amounting to $182,000 and $169,000 for the six months ended October 31, 1997 and 1996, respectively.


NOTE F - COMMITMENTS AND CONTINGENCIES

In April 1997, under an agreement between the Company and a principal stockholder/officer, the Company purchased 163,200 shares of the Company's stock owned by him upon his death for $5,427,000. The purchase price was based on the fair market value of the Company's shares at that time, as determined by a named third party and consisted of $2,171,000 in cash and a note payable of $3,256,000. The note payable, which matures on April 11, 2002, provides for five annual principal payments of $651,000 with interest at the prime rate. On October 10, 1997 the company prepaid the first three installments of the term note. The Company carried a life insurance policy to help meet a portion of the obligation created by this agreement. Net proceeds from the policy were $1,207,000, which had the effect of reducing the cash surrender value by $538,000 and resulting in other income of $548,000. In addition, the excess of estimated fair market value over the amount of life insurance, net of cash surrender value, previously segregated from stockholders equity has been recorded as retained earnings. As a result of the acquisition of the stock by the Company, the total outstanding shares of stock have been reduced from 747,900 to 584,700.

The Company has entered into employment agreements with the former Chairman of the Board of Directors and President that provides for annual compensation and certain other benefits including death benefit payments equal to two years salary. The present value of the estimated death benefit payable under these agreements of approximately $160,000 is included in accrued compensation at October 31, 1997 and April 30, 1997.

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

                        PART I - FINANCIAL INFORMATION

                                  FORM 10-Q

                     THE GOODHEART-WILLCOX COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Second Quarter Fiscal 1998 Compared With Second Quarter Fiscal 1997

OPERATING RESULTS

The Company's net sales for the second quarter of fiscal 1998 decreased $87,000 or approximately 1% less than the same quarter in the previous fiscal year, a decrease which is primarily attributable to more timely shipping of products in the first quarter of this year. Goodheart-Willcox's distribution to customers was current as of July 31, 1997, the end of the first quarter of the fiscal year and prior to the United Parcel Service disruption. Our previously expressed concerns at the end of the last quarter during the UPS strike as to the possibility of the strike's adverse effects on the Company, such as canceled purchase orders, returned product, duplicate orders and shipments, and added shipping expenses, did not materialize and thus the strike did not impact
the financial results of the second quarter.   For the six months ending
October 31, 1997, net sales increased $1,333,000 for an approximate 12% improvement compared to the same period for the prior fiscal year. The net sales increase for the first six months of fiscal 1998 is due to the stronger orders for the Company's products from open territories and increased orders from the adoption states of North Carolina and Kentucky, along with selective price increases. In the second quarter of fiscal 1997, net sales increased $1,396,000 or approximately 27% more than the same quarter in the previous fiscal year due to increased orders from one adoption state and increased sales of recently revised products in open territories coupled with selective price increases. For the six months ending October 31, 1996, net sales increased $1,528,000, or approximately 16% compared to the first six months of the previous fiscal year due primarily to the stronger orders for the Company's products from open territories and increased orders from one adoption state, along with selective price increases. State textbook adoptions, which contribute substantially to the Company's sales, historically have been held at regular intervals. During the past several years, the intervals for several states have been significantly increased. Price increases are made each year on a product by product basis after considering the cost of paper, printing, and binding, the overhead contribution, and competitive pricing. The reserve for future returns will experience minor revisions as the sales product mix continues to shift from middle and senior high schools to community college bookstores, where the number of books and supplements returned occur with greater frequency. The reserve for future returns may experience minor fluctuations to reflect current business practices and expectations of the return rate for various product categories and markets.

The cost of goods sold as a percentage of sales in the second quarter of fiscal 1998 was 24.5% compared to 31.0% in the second quarter of fiscal 1997 and 34.9% in the second quarter of fiscal 1996. For the six months ending October 31, 1997, the cost of goods sold as a percentage of sales was 26.8% compared to 31.3% for the first six months of fiscal 1997 and 32.1% for the first six months of fiscal 1996. The change in the ratio of the cost of goods sold as a percentage of sales for the first six months of fiscal 1998 reflects more favorable paper prices in a period of increased sales and larger or more favorable sized press runs ordered in anticipation of strong sales for the period. The change in the ratio of the cost of goods sold as a percentage of sales for the first six months of fiscal 1997 reflects the build up of inventory, in preparation for the seasonal selling patterns before the opening of schools, which took place during a period of higher paper prices. As stated in a recent annual report, "It is possible that the Company will not be able to pass through all the paper price increases to our customers." Factors affecting the ratio of cost of goods sold as a percentage of sales are the result of decisions regarding selected selling price increases, adjustments to the print and reprint quantities, and the application of computer technology by outside suppliers permitting shorter press runs, reduction in manufacturing time, and consistent high quality allowing Goodheart-Willcox to better control the unit cost of textbooks and supplements. Management decisions must be balanced between the relative cost of the goods sold as a percentage of sales versus the investment affecting the timing of when new or revised products come to market and contribute to sales.

Operating expenses for the second quarter of fiscal 1998 consisting of royalties, selling, general, and administrative expenses increased $102,000 or approximately 4.5% over the second quarter of fiscal 1997, compared to fiscal 1997's second quarter increase of $258,000 or approximately 13% over the second quarter of fiscal 1996. For the six months ending October 31, 1997, the operating expenses consisting of royalties as well as selling, general, and administrative expenses increased $420,000 or approximately 10%, compared to an increase of $317,000 or approximately 8% for the first six months of fiscal 1997. As a percentage of sales, the selling, general, and administrative expenses for the second quarter of fiscal 1998 was 27% compared to 25% for the second quarter of fiscal 1997 and 30% for fiscal 1996. For the six month period ending October 31, 1997, the selling, general, and administrative expenses as a percentage of sales was 27% compared to 28% for the same period in the previous fiscal year and 31% for the same period in fiscal 1996. A major component of the operating expenses is the distribution of sample textbooks and supplements as a marketing tool which is unique to the textbook industry. In the first six months of fiscal 1998, the sampling expenses increased to $288,000 from $179,000 for the first six months of the previous fiscal year as more new and revised products were promoted or as increased sampling took place for future adoption consideration.

The 1% decrease in net sales during the second quarter of fiscal 1998, coupled with a lower cost of goods sold as a percentage of sales and higher operating expenses, increased the Company's income from operations by $254,000, or approximately 12%, to $2,431,000. For the second quarter of fiscal 1997, the 27% increase in net sales coupled with a lower cost of goods sold as a percentage of sales and higher operating expenses, increased the Company's income from operations by $903,000 or approximately 71% to $2,177,000. For the second quarter of fiscal 1996, the 13% decline in net sales coupled with a higher cost of goods sold as a percentage of sales and slightly higher operating expenses, decreased the Company's income from operations by $793,000, or approximately 38%, to $1,274,000. For the six months ending October 31, 1997, the 12% increase in net sales and the 10% increase in operating expenses coupled with a lower cost of goods sold as a percentage of sales at 27% increased the Company's income from operations by $1,052,000, or approximately 31%, to $4,388,000. For the six months ending October 31, 1996, the 16% increase in net sales and the 8% increase in operating expenses coupled with a lower cost of goods sold at 31% increased the Company's income from operations by $810,000, or approximately 32%, to $3,336,000. For the six months ending October 31, 1995, the 8% decline in net sales and the 4% increase in the operating expenses tied to a higher cost of goods sold at 32% decreased the Company's income from operations by $1,024,000, or approximately 29%, to $2,526,000. Other income or expense for the second quarter of fiscal 1998 amounted to an expense $27,000 compared to other income of $30,000 in the second quarter of fiscal 1997 and other income of $58,000 in the second quarter of fiscal 1996. For the six month period ending October 31, 1997, other income or expense was an expense of $73,000 compared to other income of $56,000 in the first six month period of fiscal 1997 and other income of $116,000 in the first six month period of fiscal 1996. The change in other income or expense in the first six months of fiscal 1998 is primarily attributed to the interest expense related to the repurchase of shares of the Company's stock. The change in other income or expense in the first six month periods in both fiscal 1998 and fiscal 1997 may also be traced to reduced interest income due to the investment in the new facility. As shown in the consolidated statements of earnings, net earnings increased approximately $126,000 for the second quarter and $583,000 for the first six months of the current fiscal year. The Company's fiscal year ending April 30th divides the purchasing patterns of its school customers such that the major marketing and inventory buildup efforts occur at the end of the fiscal year, while the resulting sales primarily follow in the first two quarters of the next fiscal year.

LIQUIDITY

Cash and cash equivalents totaled $3,938,000 at October 31, 1997, an increase of $1,325,000 from the year ended April 30, 1997. Accounts receivable, net of allowances for doubtful receivables and sales returns, totaled $2,914,000 at October 31, 1997, an increase of $1,349,000 from the year ended April 30, 1997. At the end of the first quarter ending July 31, 1997, the Company had long term debt of $2,605,000 and for the six months ending October 31, 1997, the Company had long term debt of $1,302,000 resulting from the repurchase of shares of the Company's stock. The Company had no long term debt at the end of the second quarter of fiscal 1997. As shown in the cash flows statement, the cash provided by the operating activities of the Company for the first six months of fiscal 1998 amounted to $4,028,000 as compared to $3,740,000 for the first six months of fiscal 1997, a change which is attributable to an increase in net earnings after adjustments to accounts covering depreciation expenses, amortization of prepublication costs, inventories, accounts payable, and accrued expenses. The cash provided by the operating activities of the Company for the first six months of fiscal 1997 amounted to $3,740,000 as compared to $1,754,000 for the first six months of fiscal 1996, a change which is attributable to an increase in net earnings after adjustments to accounts primarily covering amortization of prepublication costs, account receivable, inventories, accounts payable, accrued expenses, royalties payable, and income taxes payable. The significant changes in assets and liabilities for the first six months of fiscal 1998 include a decrease in both the current portion and long term portion of the note payable from the purchase of treasury stock, a decrease in inventories which were built up in anticipation of strong seasonal sales, a decrease in accounts payable, and an increase in accrued expenses.
The significant changes in the assets and liabilities for the first six months of fiscal 1997 include an increase in accounts payable, a slight decrease in inventories due to strong sales, an increase in the account for property and equipment reflecting the new office/distribution facility, an increase in accounts payable from the investment in new and revised products, and increases in royalties payable and income taxes payable due to the strong seasonal sales experience. There have been no changes in business practices including credit terms or collection efforts from previous years.

Investment in new and revised products for the first six months of fiscal 1998 was $391,000, or a decrease of $80,000 from the first six months of fiscal 1997 when $471,000 was used for the purchase of prepublication services. The rate of investment in new and revised products as a percentage of sales for the first six months of fiscal 1998 was approximately 3% compared with the previous fiscal year's first six months of 4%. The Company currently intends to maintain its traditional pace of prepublication investment in products and services in future quarters to maintain a publishing program of adding new titles and products to the line while revising a backlist of products to match marketing and customer needs. With advances in general technology, the magnitude of revision efforts required to keep the industrial and technical product line up-to-date has typically increased investment allocations over patterns earlier in the decade. Plans are being implemented to acquire new software/hardware systems for the business/marketing operations and the creative services area of the Company, replacing existing systems which are not robust enough to grow with the Company into the future. In the first six months of fiscal 1998, $56,000 was invested in property and equipment compared to $2,427,000 in the first six months of fiscal 1997 when the new Tinley Park facility was being completed with added storage racking, conveyors, and material handling equipment to improve productivity in the distribution of the Company's products, as well as added office capability for sales, marketing, customer service, editorial, and creative services.

The primary financing use of cash in the six month period ending October 31, 1997 was the payment of dividends at the rate of $.50 per share compared to the payment of dividends at the rate of $.40 per share in the first six months of fiscal 1997. In fiscal 1997, the purchase of treasury stock required $2,171,000 along with the acceptance of a note payable in the amount of $3,256,000. The source of the cash portion of the purchase price was provided in part by the $1,207,000 proceeds of an insurance policy owned by the Company and the balance provided by internally generated funds. In the second quarter of fiscal 1998, $1,953,000 of internally generated funds was applied against the principal of the note payable, $651,000 paid against the current installment due and $1,302,000 prepaid against installments not yet due. It is anticipated the source of the future annual installment payments as required by the note will be met by internally generated funds.

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

CAPITAL RESOURCES

It is anticipated that the future capital needs of the Company will be met from internally generated funds. The investment in computer software and hardware on a department wide basis, such as the creative services area, will be met from operating cash flow. Goodheart-Willcox is proceeding to invest in new software and hardware for the business/marketing operations to improve customer service, inventory and warehouse management, and information technology. In fiscal 1998, the investment in prepublication products and services is expected to follow the pattern established in previous years with plans to revise popular backlist titles and add new products to the Company's lines. The Company's warehouse and distribution operations were relocated to a new facility in Tinley Park, Illinois, on July 1, 1996 while business, marketing and sales, editorial, and creative services were relocated August 26, 1996. The new facility project was completed using internally generated funds with no financing expenses to the Company. The Company's previous land and building in South Holland, Illinois, are being offered for sale and are carried at net book value which is less than the estimated fair market value less net of anticipated costs of sale. The principal balance of $1,302,000 on the note payable issued in the repurchase of the Company's shares of stock is payable in two annual installments of $651,000 each, due April 2001 and April 2002. It is anticipated the source of the installment payments will be met by internally generated funds.

THE EFFECTS OF INFLATION

Inflation affects the Company due to increases in the costs of materials and services. In fiscal 1996, the Company experienced tightening of suppliers' schedules and some price increases which appeared to be more inflationary than patterns experienced in the previous fiscal year. The cost of paper purchased in fiscal 1996 to replenish inventory and to print new products to be sold in fiscal 1997 experienced dramatic increases. In fiscal 1997, paper prices appeared more stable than in the prior period thus allowing better control over the cost of the goods sold going into the inventory which was sold in the current year's seasonal orders received for the opening of schools in the Fall. However, new price increases appear to cloud future trends in paper pricing for the balance of fiscal 1998. By advanced planning and shifting grades of paper, the effect of some of the paper cost fluctuations may be softened. Fiscal 1998 shows a slight tightening of available press time in the short run, thus necessitating clearer projections for initial printings or reprints. The ability of the Company to reflect cost increases from suppliers and from internal pressures in the selling price of Goodheart-Willcox products depends upon the pricing of competing product lines and general market conditions which may require the Company to absorb part of the price increases, be they the result of increases in paper, other materials, or services. The Company continues to manage its cost of doing business in these uncertain and changing times by using various suppliers, reviewing the variety of paper grades appropriate for various titles, scheduling press runs in batches, balancing the quantities printed with considerations for unit cost versus turnover of inventory, and nurturing close relationships with key suppliers.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     THE GOODHEART-WILLCOX COMPANY, INC.
                     -----------------------------------
                                 (Registrant)


Date
     ---------------------------    --------------------------------------------
                                                  John F. Flanagan
                                                      President

Date
     ---------------------------    --------------------------------------------
                                              Donald A. Massucci

                                    Vice President, Administration and Treasurer