Form 10-Q
period 1998-01-31
GOODHEART WILLCOX CO INC
filed 1998-03-16
CIK 42504

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -----------------
                                  FORM 10-Q

(Mark One)


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934.
         For the quarterly period ended January 31, 1998

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
                           ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: January 31, 1998 - 584,700 shares.
                  ---------------------------------

                                     INDEX

                      THE GOODHEART-WILLCOX COMPANY, INC.



PART I    FINANCIAL INFORMATION                                                 PAGE
------    ---------------------                                                 ----
Item 1.   Financial Statements

          Consolidated Balance Sheets - January 31, 1998 and April 30, 1997 ..    3

          Consolidated Statements of Earnings - Three Months Ended January 31,
           1998 and 1997; Nine Months Ended January 31, 1998 and 1997 ........    5

          Consolidated Statements of Stockholders' Equity - Nine Months Ended
           January 31, 1998 and 1997 .........................................    6

          Consolidated Statements of Cash Flows - Nine Months Ended
           January 31, 1998 and 1997 .........................................    7

          Notes to Consolidated Financial Statements - January 31, 1998 ......    8

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations .............................................   14

SIGNATURES ...................................................................   19
----------

PART II.  OTHER INFORMATION
--------  -----------------

Item 6.   Exhibit 27 - Financial Data Schedule ...............................   20

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

======================================================================================================
                                                                            January 31,      April 30,
                            ASSETS                                             1998            1997
                                                                            -----------      ---------
                                                                                               (Note)
Current assets
  Cash and cash equivalents .....................................           $ 3,996,000    $ 2,613,000
  Accounts receivable - net of allowance for doubtful receivables
    and sales returns of $306,000 and $113,000 ..................             2,346,000      1,565,000
  Inventories ...................................................             2,141,000      2,730,000
  Deferred income taxes .........................................               646,000        646,000
  Other .........................................................               140,000        125,000
                                                                             ----------     ----------

       Total current assets .....................................             9,269,000      7,679,000

Investment in securities available for sale .....................                     -         92,000
Prepublication costs - net of accumulated amortization of $1,567,000
  and $1,528,000 ................................................             1,280,000      1,487,000
Property and equipment - net ....................................             4,918,000      4,769,000
Cash surrender value of life insurance ..........................                51,000         38,000
                                                                             ----------     ----------
                                                                            $15,518,000    $14,065,000
                                                                             ==========     ==========


Note: The consolidated balance sheet at April 30, 1997 has been taken from the audited financial statements at that date.

The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)

=============================================================================================
                                                                   January 31,      April 30,
   LIABILITIES AND STOCKHOLDERS' EQUITY                               1998            1997
                                                                   -----------      ---------
                                                                                      (Note)

Current liabilities
  Notes payable, current portion ................................  $         -    $   651,000
  Accounts payable ..............................................      642,000      1,020,000
  Accrued compensation ..........................................    1,002,000        360,000
  Accrued other .................................................      561,000        170,000
  Dividends payable .............................................            -        293,000
  Royalties payable .............................................      424,000        224,000
                                                                    ----------     ----------

      Total current liabilities .................................    2,629,000      2,718,000

Deferred income taxes ...........................................      169,000        169,000

Commitments and contingencies ...................................            -              -

Notes payable, net of current portion ...........................    1,302,000      2,605,000

Stockholders' equity
  Common stock ..................................................      762,000        762,000
  Retained earnings .............................................   16,365,000     13,513,000
                                                                    ----------     ----------

                                                                    17,127,000     14,275,000
  Net unrealized gain on investment securities
    available-for-sale ..........................................            -          7,000

  Less cost of 177,300 shares of common stock held in treasury ..   (5,709,000)    (5,709,000)
                                                                    ----------     ----------
                                                                    11,418,000      8,573,000
                                                                    ----------     ----------
                                                                   $15,518,000    $14,065,000
                                                                    ==========     ==========

Note: The consolidated balance sheet at April 30, 1997 has been taken from the audited financial statements at that date.


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

==================================================================================================

                                                    Three months ended       Nine months ended
                                                        January 31,             January 31,
                                                  ----------------------  ------------------------
                                                     1998        1997         1998         1997
                                                  ----------  ----------  -----------  -----------
Sales ..........................................  $4,125,000  $3,335,000  $16,470,000  $14,347,000

Cost of goods ..................................   1,372,000   1,130,000    4,680,000    4,577,000
                                                   ---------   ---------   ----------   ----------

         Gross profit ..........................   2,753,000   2,205,000   11,790,000    9,770,000

Operating expenses
   Selling, general and
     administrative ............................   1,692,000   1,564,000    5,058,000    4,656,000
   Royalties ...................................     425,000     351,000    1,708,000    1,488,000
                                                   ---------   ---------   ----------   ----------

                                                   2,117,000   1,915,000    6,766,000    6,144,000
                                                   ---------   ---------   ----------   ----------

         Operating profit ......................     636,000     290,000    5,024,000    3,626,000

Other income (expense)
   Gain on sale of investments .................      16,000           -       16,000            -
   Interest income .............................      46,000      40,000      101,000       86,000
   Interest expense ............................     (27,000)          -     (158,000)           -
   Other .......................................       5,000       1,000        8,000       11,000
                                                   ---------   ---------   ----------   ----------

                                                      40,000      41,000      (33,000)      97,000
                                                   ---------   ---------   ----------   ----------

         Earnings before income
            taxes ..............................     676,000     331,000    4,991,000    3,723,000

Income tax expense .............................     250,000     122,000    1,846,000    1,378,000
                                                   ---------   ---------   ----------   ----------


         NET EARNINGS ..........................  $  426,000  $  209,000  $ 3,145,000  $ 2,345,000
                                                   =========   =========   ==========   ==========

Earnings per share .............................        $.73        $.28        $5.38        $3.14
                                                        ====        ====        =====        =====



The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 1998 AND 1997
(UNAUDITED)

=========================================================================================================
                                                                     Net
                                                                  unrealized
                                                                  gain (loss)
                                                                 on investment
                                           Common     Retained     securities     Treasury
                                            stock     earnings      available      stock         Total
                                          --------  -----------  -------------  ------------  -----------
Balance at April 30, 1997 ..............  $762,000  $13,513,000      $7,000      $(5,709,000) $ 8,573,000

Net earnings ...........................         -    3,145,000           -                -    3,145,000


Cash dividends declared ($.50 per share)         -     (293,000)          -                -     (293,000)

Net change in unrealized gain (loss) on
   marketable equity securities                  -            -      (7,000)               -       (7,000)
                                          --------  -----------      ------      -----------  -----------

Balance at January 31, 1998 ............  $762,000  $16,365,000      $    -      $(5,709,000) $11,418,000
                                          ========  ===========      ======      ===========  ===========

Balance at April 30, 1996 ..............  $599,000  $ 8,416,000      $6,000      $  (282,000) $ 8,739,000

Net earnings ...........................         -    2,345,000           -                -    2,345,000

Change in estimated value of
   redeemable common stock
   in excess of insurance
   proceeds based on increase
   in cash surrender value
   of life insurance ...................         -      (96,000)          -                -      (96,000)

Cash dividends declared ($.40 per share)         -     (299,000)          -                -     (299,000)

Net change in unrealized gain (loss) on
   marketable equity securities                  -            -           -                -            -
                                          --------  -----------      ------      -----------  -----------

Balance at January 31, 1997 ............  $599,000  $10,366,000      $6,000      $  (282,000) $10,689,000
                                          ========  ===========      ======      ===========  ===========


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JANUARY 31,
(UNAUDITED)

================================================================================

                                                                       1998        1997
                                                                   -----------  -----------
Cash flows from operating activities:
  Net earnings ..................................................   $3,145,000   $2,345,000
  Adjustments to reconcile net earnings to net cash provided by operating activities
      Depreciation expense ......................................      245,000      143,000
      Amortization of prepublication costs ......................      813,000      742,000
      Profit on sales of available-for-sale securities ..........      (16,000)           -
      Changes in operating assets and liabilities
         Accounts receivable ....................................     (781,000)    (670,000)
         Inventories ............................................      589,000      241,000
         Other assets ...........................................      (15,000)     (39,000)
         Accounts payable .......................................     (378,000)    (287,000)
         Accrued expenses .......................................    1,033,000    1,204,000
         Royalties payable ......................................      200,000      137,000
                                                                   -----------  -----------

            Net cash provided by operating activities ...........    4,835,000    3,816,000

Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities ..........      101,000            -
  Purchases of property and equipment ...........................     (394,000)  (2,500,000)
  Purchases of prepublication costs .............................     (606,000)    (668,000)
  Increase in cash surrender value of officer's life insurance ..      (13,000)    (120,000)
                                                                   -----------  -----------

            Net cash used in investing activities ...............     (912,000)  (3,288,000)

Cash flows from financing activities:
  Principal payments on long-term debt ..........................   (1,303,000)           -
  Principal payments on short-term debt .........................     (651,000)           -
  Dividends paid ................................................     (586,000)    (598,000)
                                                                   -----------  -----------

            Net cash used in financing activities ...............   (2,540,000)    (598,000)
                                                                   -----------  -----------

            Increase (decrease) in cash and cash equivalents ....    1,383,000      (70,000)

Cash and cash equivalents at beginning of period ................    2,613,000    5,118,000
                                                                   -----------  -----------

Cash and cash equivalents at end of period ......................   $3,996,000   $5,048,000
                                                                   ===========  ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes - net ............   $1,566,000     $730,000
                                                                   ===========  ===========

The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 1998
(UNAUDITED)

================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's business is seasonal, and operating results for the three month and nine month periods ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1997.

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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 1998
(UNAUDITED)

================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVENTORIES

Inventories are valued at the lower of cost or market. Cost of inventories was determined by the last-in, first-out (LIFO) and the first-in, first-out (FIFO) methods as summarized below (see note B):


                                January 31,   April 30,
                                   1998         1997
                                -----------  ----------
Last-in, first-out method .....  $2,095,000  $2,639,000
First-in, first-out method ....      46,000      91,000
                                -----------  ----------

                                 $2,141,000  $2,730,000
                                ===========  ==========


Cost includes the purchase of paper, and printing and binding from outside sources. No allocation of selling and administrative expenses is included in inventories.

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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 1998
(UNAUDITED)

================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Expenditures for repairs and maintenance are charged against income when incurred, and replacements are capitalized. Gains or losses on dispositions of property and equipment are included in income.

PREPUBLICATION COSTS

The Company capitalizes certain outside contractor costs, primarily artwork, film, and preparation costs, associated with creation of the textbooks and supplements. Prepublication costs are amortized over a period of three years, under the straight-line method.

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

EARNINGS PER SHARE

Earnings per share is computed on the weighted average number of shares for the period. The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements. Earnings per share is computed on the number of shares outstanding of 584,700 and 747,900 for the periods ending January 31, 1998 and 1997, respectively.

PART I - FINANCIAL STATEMENTS

FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 1998
(UNAUDITED)

================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

COMMON STOCK

The Company has 1,000,000 shares of $1 par value common stock authorized and 762,000 shares issued, of which 177,300 shares have been repurchased by the Company. As of January 31, 1998 the Company has 584,700 shares outstanding. As of April 30, 1997, the Company had 584,700 shares outstanding with a weighted average of 739,405 shares used to compute the end-of-year financial results.

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

================================================================================

NOTE B - INVENTORIES

Inventories consist of the following:


                                      January 31,   April 30,
                                         1998         1997
                                      -----------  ----------
Raw materials ......................      $30,000    $100,000
Work-in-process ....................       46,000      91,000
Finished goods .....................    2,065,000   2,539,000
                                      -----------  ----------

                                       $2,141,000  $2,730,000
                                      ===========  ==========

PART I - FINANCIAL STATEMENTS

FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 1998
(UNAUDITED)

================================================================================

NOTE B - INVENTORIES - CONTINUED

Inventories would have been $2,657,000 and $2,491,000 higher at January 31, 1998 and April 30, 1997, respectively, if the FIFO method of accounting had been used on all inventories.

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

================================================================================

NOTE C - PROPERTY AND EQUIPMENT


   Property and equipment consist of the following:
                                                     January 31,   April 30,
                                                        1998         1997
                                                     -----------  ----------

   Land ...........................................     $814,000    $814,000
   Buildings and improvements .....................    4,050,000   4,013,000
   Equipment ......................................    1,761,000   1,404,000
                                                     -----------  ----------
                                                       6,625,000   6,231,000
   Less accumulated depreciation ..................    1,707,000   1,462,000
                                                     -----------  ----------
                                                      $4,918,000  $4,769,000
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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 1998
(UNAUDITED)

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

The Company has recorded contributions amounting to $276,000 and $253,000 for the nine months ended January 31, 1998 and 1997, respectively.

================================================================================

NOTE F - COMMITMENTS AND CONTINGENCIES

In April 1997, under an agreement between the Company and a principal stockholder/officer, the Company purchased 163,200 shares of the Company's stock owned by him upon his death for $5,427,000. The purchase price was based on the fair market value of the company's shares at that time, as determined by a named third party and consisted of $2,171,000 in cash and a note payable of $3,256,000. The note payable, which matures on April 11, 2002, provides for five annual principal payments of $651,000 with interest at the prime rate. On October 10, 1997 the Company prepaid the first three installments of the term note. The Company carried a life insurance policy to help meet a portion of the obligation created by this agreement. Net proceeds from the policy were $1,207,000, which had the effect of reducing the cash surrender value by $538,000 and resulting in other income of $548,000. In addition, the excess of estimated fair market value over the amount of life insurance, net of cash surrender value, previously segregated from stockholders' equity has been recorded as retained earnings. As a result of the acquisition of the stock by the Company, the total outstanding shares of stock have been reduced from 747,900 to 584,700.

The Company has entered into employment agreements with the former Chairman of the Board of Directors and President that provides for annual compensation and certain other benefits including death benefit payments equal to two years salary. The present value of the estimated death benefit payable under these agreements of approximately $160,000 is included in accrued compensation at January 31, 1998 and April 30, 1997.

In May 1995, the Company acquired property in Tinley Park, Illinois, for approximately $738,000. The Company completed construction of its new office and distribution facility on this property in August of 1996 for a total cost of $2,973,000. The assets held for sale are included in property and equipment in the accompanying balance sheets

                      THE GOODHEART-WILLCOX COMPANY, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Third Quarter Fiscal 1998 Compared With Third Quarter Fiscal 1997.

OPERATING RESULTS

The Company's net sales for the third quarter of fiscal 1998 increased $790,000 or approximately 24% more than the same quarter in the previous fiscal year, an increase which benefited from the reported results in the recent Alabama textbook adoption, coupled with strong sales in open territories along with selective price increases. For the nine months ending January 31, 1998, net sales increased $2,123,000 for an approximate 15% improvement compared to the same period for the prior fiscal year. The net sales increase for the first nine months of fiscal 1998 is due to stronger orders for the Company's products from open territories and increased orders from the adoption states of North Carolina, Kentucky, and Alabama, along with selective price increases. In the third quarter of fiscal 1997, net sales increased $402,000, or approximately 14% from the same quarter in the previous fiscal year due to increased orders from open territories along with selective price increases. For the nine months ending January 31, 1997, net sales increased $1,930,000, or approximately 15% compared to the previous nine month period ending January 31, 1996 due to stronger sales for the Company's products from open territories and increased orders from one state adoption, along with selective price increases. State textbook adoptions, which contribute substantially to the Company's sales, historically have been held at regular intervals. During the past several years, the intervals for several states have been significantly increased. Price increases are made each year on a product by product basis after considering the cost of paper, printing, and binding, the overhead contribution, and competitive pricing. The reserve for future returns will experience minor revisions as the sales product mix continues to shift from middle and senior high schools to community college bookstores, where the number of books and supplements returned to the Company occurs with greater frequency. The reserve for future returns may experience minor fluctuations to reflect current business practices and expectations of the return rate for various product categories and markets.

The cost of goods sold as a percentage of sales in the third quarter of fiscal 1998 was 33% compared to 34% in the third quarter of fiscal 1997 and 39% in the third quarter of fiscal 1996. For the nine months ending January 31, 1998, the cost of goods sold as a percentage of sales was 28% compared to 32% for the first nine months of fiscal 1997 and 34% for the first nine months of fiscal 1996. The change in the ratio of the cost of goods sold as a percentage of sales for the first nine months of fiscal 1998 reflects more favorable paper prices in a period of increased sales and larger or more favorable sized press runs ordered in anticipation of strong sales for the period. The change in the ratio of the cost of goods sold as a percentage of sales for the first nine months of fiscal 1997 reflected the build up of inventory, in preparation for the seasonal selling patterns before the opening of schools, which took place during a period of higher paper prices. Factors affecting the ratio of cost of goods sold as a percentage of sales are the result of decisions regarding selected selling price increases, adjustments to the print and reprint quantities, and the application of computer technology by outside suppliers permitting shorter press runs, reduction in manufacturing time, and consistent high quality allowing Goodheart-Willcox to better control the unit cost of textbooks and supplements. Management decisions must be balanced between the relative cost of the goods sold as a percentage of sales versus the investment affecting the timing of when new or revised products come to market and contribute to sales.

Operating expenses for the third quarter of fiscal 1998 consisting of royalties, selling, general, and administrative expenses increased $202,000 or approximately 11% over the third quarter of fiscal 1997, compared to fiscal 1997's third quarter increase of $149,000 or approximately 8% over the third quarter of fiscal 1996. For the nine months ending January 31, 1998, the operating expenses consisting of royalties as well as selling, general, and administrative expenses increased $622,000 or approximately 10%, compared to an increase of $466,000 or approximately 8% for the first nine months of fiscal 1997. As a percentage of sales, the selling, general, and administrative expenses for the third quarter of fiscal 1998 was 41% compared to 47% for the third quarter of fiscal 1997 and 50% for fiscal 1996. For the nine month period ending January 31, 1998, the selling, general, and administrative expenses as a percentage of sales was 31% compared to 32% for the same period in fiscal 1997 and 35% in the first nine months of fiscal 1996. A major component of the operating expenses is the distribution of sample textbooks and supplements as a marketing tool which is unique to the textbook industry. In the first nine months of fiscal 1998, the sampling expenses increased to $373,000 from $331,000 for the first nine months of the previous fiscal year as new and revised products were promoted or as increased sampling took place for future adoption consideration.

The 24% increase in net sales during the third quarter of fiscal 1998, coupled with a 33% cost of goods sold as a percentage of sales and 11% higher operating expenses, increased the Company's income from operations by $346,000 up to $636,000. For the third quarter of fiscal 1997, the 14% increase in net sales coupled with a 34% cost of goods sold as a percentage of sales and an 8% higher operating expense, increased the Company's income from operations by $279,000 up to $290,000. For the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995, the 7% increase in net sales coupled with a 39% cost of goods sold as a percentage of sales and an 8% greater operating expense, decreased the Company's income from operations by $63,000, or approximately 85%, to $11,000. For the nine months ending January 31, 1998, the 15% increase in net sales and the 10% increase in operating expenses coupled with a lower cost of goods sold as a percentage of sales at 28% increased the Company's income from operations by $1,398,000, or approximately 39%, to $5,024,000. For the nine months ending January 31, 1997, as compared to the first nine months of fiscal 1996, the 15% increase in net sales and with the 8% increase in operating expenses coupled with the 32% cost of goods sold as a percentage of sales increased the Company's income from operations by $1,089,000, or approximately 43%, to $3,626,000. For the nine months ending January 31, 1996, as compared to the same period of the previous year, the 5% decline in net sales and the 5% increase in operating expenses coupled with a 34% cost of goods sold as a percentage of sales, decreased the Company's income from operations by $1,087,000, or approximately 30%, to $2,537,000. Other income for the third quarter of fiscal 1998 was $40,000 compared to $41,000 in the third quarter of fiscal 1997 and $57,000 in the third quarter of fiscal 1996. For the nine month period ending January 31, 1998, other income or expense was an expense of $33,000 compared to income of $97,000 in the first nine months of fiscal 1997 and income of $173,000 in the similar period of the previous fiscal year. The change in other income or expense in the first nine months of fiscal 1998 is primarily attributed to the interest expense related to the repurchase of shares of the Company's stock. The change in other income or expense in the first nine months fiscal 1998, 1997, and 1996 may also be traced to reduced interest income due to the investment in the new facility.
As shown in the
consolidated statements of earnings, net earnings increased $217,000 for the third quarter of fiscal 1998 and $800,000 for the first nine months of the current fiscal year. The Company's fiscal year ending April 30th divides the purchasing pattern of its school customers such that the major marketing and inventory buildup efforts occur at the end of the fiscal year, while the resulting sales primarily follow in the first two quarters of the next fiscal year.

LIQUIDITY

Cash and cash equivalents totaled $3,996,000 at January 31, 1998, an increase of $1,383,000 from the year ended April 30, 1997. Accounts receivable, net of allowances for doubtful receivables and sales returns, totaled $2,346,000 at January 31, 1998, an increase of $781,000 from the year ended April 30, 1997. At the end of the fiscal year ending April 30, 1997, the Company had a current portion of a note payable of $651,000 and long term debt of $2,605,000, while at the end of the first nine months ending January 31, 1998, the Company had no current portion of a note payable and $1,302,000 long term debt resulting from the repurchase of shares of the Company's stock. The Company had no long term debt at the end of the first nine months of the previous fiscal year. As shown in the cash flows statement, the cash provided by the operating activities of the Company for the first nine months of fiscal 1998 amounted to $4,835,000, as compared to $3,816,000 for the first nine months of fiscal 1997, a change which is attributable to an increase in net earnings after adjustments to accounts primarily covering amortization of prepublication expenses, accounts receivable, inventories, accounts payable, accrued expenses, and royalties payable. The cash provided by the operating activities of the Company for the first nine months of fiscal 1997 amounted to $3,816,000, as compared to $1,987,000 for the first nine months of fiscal 1996, a change which is attributed to an increase in net earnings after adjustments to accounts covering amortization of prepublication costs, accounts receivable, inventories, accounts payable, accrued expense, and income taxes. The significant changes in assets and liabilities for the first nine months of fiscal 1998 include a decrease in both the current portion and long term portion of the note payable from the repurchase of the Company's stock, an increase in accounts receivable, a decrease in inventories due to strong sales, a decrease in securities available for sale, and a decrease in accounts payable. The changes in the assets and liabilities for the first nine months of fiscal 1997 included an increase in the account for property and equipment reflecting the new office/distribution facility, a decrease in accounts payable, and increases in royalties payable and income taxes payable due to the strong sales experience. There have been no changes in business practices including credit terms or collection efforts from previous years.

Investment in new and revised products for the first nine months of fiscal 1998 was $606,000, or a decrease of $62,000 from the first nine months of fiscal 1997 when $668,000 was used for the purchase of prepublication services. Investment in new and revised products for the first nine months of fiscal 1997 was $668,000, or a decrease of $280,000 from the first nine months of fiscal 1996 when $948,000 was used for the purchase of prepublication services. The rate of investment in new and revised products as a percentage of sales for the first nine months of fiscal 1998 was approximately 4%, compared to an investment rate of 5% for the similar period of the previous fiscal year. The Company currently intends to maintain its traditional pace of prepublication investment in products and services in future quarters to maintain a publishing program of adding new titles and products to the line while revising a backlist of products to match marketing and customer needs. With advances in general technology, the magnitude of revision efforts required to keep the industrial and technical product line up to date has typically increased investment allocations over patterns earlier in the decade. Plans are being implemented to acquire new software/hardware systems for the business/marketing operations and the creative services area of the Company, replacing existing systems which are not robust enough to grow the Company into the future. In the first nine months of fiscal 1997, a major investment was made in property and equipment when $2,500,000 was directed toward a new facility with added storage, racking, conveyors, and material handling equipment to improve productivity in the distribution of the Company's products, as well as added office capacity for sales, marketing, customer service, editorial, and creative services. In the third quarter ending January 31, 1998, investment activity resulted in the sale of securities with a small gain while there were no investment activities in the first nine months of the previous fiscal year.

The primary financing use of cash in the nine month period ending January 31, 1998 was the payment of dividends at the rate of $1.00 per share compared to the payment of dividends at the rate of $.80 per share in the first nine months of fiscal 1997. In fiscal 1997, the repurchase of the Company's stock required $2,171,000 along with the acceptance of a note payable in the amount of $3,256,000. The source of the cash portion of the purchase price was provided in part by the $1,207,000 proceeds of an insurance policy owned by the Company and the balance provided by internally generated funds. In the first nine months of fiscal 1998, $1,953,000 of internally generated funds were applied against the principal of the note payable, $651,000 paid against the current installment due, and $1,302,000 prepaid against installments not yet due. It is anticipated the source of the future annual installment payments as required by the note will be met by internally generated funds.

The first and second quarters of the Company have historically displayed increased shipments and increased growth in accounts receivable while inventory declined. For the third quarter ending January 31, 1998, the strength of the Company's product line contributed to increased sales. The fourth quarter has historically displayed an anticipated growth in inventory as new and revised products are published for the next calendar/copyright year and for the next marketing cycle. The seasonal and cyclical nature of selling products such as textbooks and supplements into the school market with two separate semesters tends to affect the periodic liquidity of the Company.

CAPITAL RESOURCES

It is anticipated that the future capital needs of the Company will be met from internally generated funds. The investment in computer software and hardware on a department wide basis, such as the creative services area, will be met from operating cash flow. Goodheart-Willcox is proceeding to invest in new software and hardware for the business/marketing operations to improve customer service, inventory and warehouse management, and information technology. In fiscal 1998, the investment in prepublication products and services is expected to follow the pattern established in previous years with plans to revise popular backlist titles and add new products to the Company's lines. The Company's warehouse and distribution operations were relocated to a new facility in Tinley Park, Illinois, on July 1, 1996, while the business, marketing and sales, editorial, and creative services were relocated August 26, 1996. The new facility project was completed using internally generated funds with no financing expenses to the Company. The Company's previous land and building in South Holland, Illinois, are being offered for sale and are carried at net book value which is less than the estimated fair market value less net of anticipated costs of sale. The principal balance of $1,302,000 on the note payable issued in the repurchase of the Company's shares of stock is payable in two annual installments of $651,000 each, due April 2001 and April 2002. It is anticipated the source of the installment payments will be met by internally generated funds.

THE EFFECTS OF INFLATION

Inflation affects the Company due to increases in the costs of materials and services. In fiscal 1996, the Company experienced tightening of suppliers' schedules and some price increases which appeared to be more inflationary than patterns experienced in the previous fiscal year. The cost of paper purchased in fiscal 1996 to replenish inventory and to print new products to be sold in fiscal 1997 experienced dramatic increases. In fiscal 1997, paper prices appeared more stable than in the prior period thus allowing better control over the cost of goods sold going into the inventory which was sold in the current fiscal year's seasonal orders received for the opening of schools in the Fall. However, new price increases appear to cloud future trends in paper pricing for the balance of fiscal 1998. By advance planning and shifting grades of paper, the effect of some of the paper cost fluctuations may be softened. Fiscal 1998 shows a slight tightening of available press time in the short run, thus necessitating clearer projections for initial printings or reprints. The ability of the Company to reflect cost increases from suppliers, and from internal pressures, in the selling price of Goodheart-Willcox products depends upon the pricing of competing product lines and general market conditions which may require the Company to absorb part of the cost increases or postpone price increases, be they the result of increases in paper, other materials, or services. The Company continues to manage its cost of doing business in these uncertain and changing times by using various suppliers, reviewing the variety of paper grades appropriate for various titles, scheduling press runs in batches, balancing the quantities printed with considerations for unit cost versus inventory turnover, and nurturing close relationships with key suppliers.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      THE GOODHEART-WILLCOX COMPANY, INC.
                      -----------------------------------
                                  (Registrant)

Date
    ------------------------        --------------------------------------------
                                                 John F. Flanagan
                                                    President

Date
    ------------------------        --------------------------------------------
                                                 Donald A. Massucci
                                    Vice President, Administration and Treasurer