Form 10-K
period 1998-04-30
GOODHEART WILLCOX CO INC
filed 1998-07-15
CIK 42504

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K
(Mark One)

  X
-----

               Annual Report Pursuant to Section 13 or 15(d) of
              The Securities Exchange Act of 1934 [Fee Required]
                  For the fiscal year ended April 30, 1998.

                                      or


-----

             Transition report pursuant to Section 13 or 15(d) of
            The Securities Exchange Act of 1934 [No Fee Required]
                   For the transition period from       to

                                                   Commission File Number 0-7276

                     THE GOODHEART-WILLCOX COMPANY, INC.,
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                         36-2135994
---------------------------------                -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                   No.)

        18604 West Creek Drive, Tinley Park, Illinois         60477-6243
--------------------------------------------------------------------------------
           (Address of principal executive office)            (Zip Code)

Registrant's telephone number, including area code     (708) 687-5000
                                                    -----------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each Exchange on
       Title of each Class                              which registered
       -------------------                          ------------------------

              None                                             None
---------------------------------                -------------------------------

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

     YES     X                                              NO
         ---------                                             ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be

                                 (continued)
contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 1, 1998, (within 60 days prior to the date of filing) was approximately $15,825,186.

     The number of shares of the registrant's common stock $1.00 par value per share outstanding, as of April 30, 1998 was 584,700.


                     DOCUMENTS INCORPORATED BY REFERENCE


1. Annual Report to Stockholders for fiscal year ended April 30, 1998, ("1998 Annual Report").

2. Proxy Statement for Annual Meeting of Stockholders, July 14, 1998, ("Proxy Statement").

3. Registration Statement, Form S-1, File No. 2-45113, dated July 25, 1972, ("Registration Statement").



Part II
     Item 5  -  1998 Annual Report            Page Inside Back Cover
     Item 6  -  1998 Annual Report            Pages Inside Front Cover, 2-16
     Item 7  -  1998 Annual Report            Pages 2-16
     Item 8  -  1998 Annual Report            Pages 2-16

PART III
     Item 10 -  1998 Proxy Statement          Pages 2-8
     Item 11 -  1998 Proxy Statement          Pages 3-8
     Item 12 -  1998 Proxy Statement          Pages 4-5

PART IV
     Item 14 -  1998 Annual Report            Pages 2-16
     Exhibit Index                            Pages 12-13

                                    PART I


Item I.  Business

(a)  General Development of Business

     The Company was reorganized as a Delaware corporation in 1972. The Company publishes textbooks and workbooks for junior and senior high schools, vocational, technical and private trade schools, colleges and universities. Its books are also used for apprentice training, adult education, home study and by do-it-yourselfers. The current catalogs list approximately 516 texts, workbooks, computer software supplements, instructor's guides, and other supplements published by the Company, including such subjects as Trade and Industry, Technical, Family and Consumer Sciences and Technology. There has been no material change in the general development of the Company's business since the beginning of the fiscal year.

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

     During the past fiscal year the Company published 6 new texts, 6 new supplements to accompany established texts, 17 textbook revisions and 34 supplement revisions. Changes in technology require periodic revisions of existing titles. Books used primarily by schools are revised frequently. The texts which historically have accounted for a very substantial amount of the Company's sales have been completely revised within the past several years.

     A major portion of the Company's sales are made directly to high schools, vocational schools, technical schools, trade schools and colleges, and indirectly to such schools through bookstores and state textbook depositories. The remainder of sales are made to bookstores, mail order companies, department stores, correspondence schools, a Canadian distributor and an export distributor. During the latest fiscal year, no title accounted for more than 7.1% of sales.

     Selections of the Company's textbooks in most states are made at the individual school or school district level. However, in some states, selections or adoptions of such books are made at the state level by an adop-tion committee. There are presently 16 such states that adopt in the Company's subject areas in which the Company has from 16 to 85 adopted titles. Schools in such states are generally required to select their textbooks from those approved and adopted by the state. Most states following statewide adoption practices, however, adopt more than one textbook for each subject so the local schools are afforded a choice of author and publisher. The prices of the Company's books in effect at the time of an adoption usually cannot be changed during the adoption period.

     In 15 states, the Company's textbooks are consigned to a state depository from which the local schools make their purchases. Sales through state depositories accounted for approximately 10.9% of sales in the latest fiscal year.

     There has been no significant change in the kinds of products produced, or in the markets or methods of distribution, since the beginning of the fiscal year.

     There have been a number of mergers, acquisitions and joint ventures involving competitors of the Company during recent years. Many companies publish textbooks competing with many but not all of the Company's titles. The remaining competitors publish textbooks competing with some of the Company's titles. Most competitors employ outside sales personnel in their marketing efforts. The Company employs 10 outside sales persons. However, the promotion by the Company of its textbooks continues to be primarily accomplished by mailings to teachers and schools. It continues to follow a liberal policy of providing sample copies. No industry statistics are available for this segment of the publishing business. Accordingly, it is not possible to ascertain the Company's competitive position in its field. No customer accounts for more than 2% of sales.

     The Company does not consider backlogs, patents, licenses, franchises and concessions, research or environmental considerations as material to its business. No significant problems have been encountered, and none are anticipated, in obtaining adequate supplies of paper. The Company has continued to add new book titles and discontinue others at a normal rate. The Company presently employs 63 full-time persons. Employee relations are considered good. Much of the Company's textbook business is seasonal, and approximately 51.6% of the year's sales were made in the four months of July through October.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None


                                   PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     The following section of the Company's 1998 Annual Report to Stockholders is hereby incorporated by reference:

(a)  Market - Over-the-Counter - Symbol-GWOX              Page Inside Back Cover
     Quotation Ranges and Dividends                       Page Inside Back Cover

(b) 150 common shareholders based upon the number of record owners as of May 22, 1998, the record date for the Company's Annual Meeting of Shareholders.

(c) (1) and (2) Dividends, see table referred to above. There are no known restrictions on the Company's present or future ability to pay dividends. The Company currently expects that cash dividends will be continued to be paid in the future at a rate based upon earnings for the prior fiscal year.

Item 6.  Selected Financial Data

     The following section of the Company's 1998 Annual Report to Stockholders is hereby incorporated by reference:

     Five year Summary of Selected Financial Data Page Inside Front Cover

     This referenced section should be read in conjunction with the Financial Statements and related Notes (hereby incorporated by reference) in the Company's 1998 Annual Report to Stockholders, Pages 2-16.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following section of the Company's 1998 Annual Report to Stockholders is hereby incorporated by reference:

     Management's Discussion and Analysis of Financial       Pages 13-16

     Condition and Results of Operations

     This referenced section should be read in conjunction with the Financial Statements and related Notes (hereby incorporated by reference) in the Company's 1998 Annual Report to Stockholders, Pages 2-16.

Item 8.  Financial Statements and Supplementary Data

(a)  Financial statements:

     (1) Financial statements and schedules are included in this Form 10-K Annual Report as indicated in the index on Page 12. Those portions of The Goodheart-Willcox Company, Inc.'s 1998 Annual Report to Stockholders listed under the caption "Financial Statements" in such index are incorporated by reference.

     (2)  Exhibits:

     The Goodheart-Willcox Company, Inc.'s 1998 Annual Report to Stockholders (which, except for those portions thereof incorporated by reference in this Form 10-K Annual Report, is furnished for the information of the Commission but is not deemed to be "filed" as part of this report).

Item 9.  Disagreements on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The following section of the Company's 1998 Proxy Statement is hereby incorporated by reference:

a)   Identification of Directors Page 2

b)   Identification of Executive Officers

John F. Flanagan, age 54, Chairman of the Board since March, 1997; President and Chief Executive Officer since June, 1980; Treasurer from January, 1973 to April, 1988; Vice President from January, 1973 to June, 1980; prior thereto various positions with the Company since 1968.

Donald A. Massucci, age 58, Vice President, Administration, since June, 1980, Treasurer since April, 1988, and Secretary from July, 1976 to April, 1988. Mr. Massucci has been with the Company since 1962.

Dick G. Snyder, age 61, Vice President, Sales, since June, 1980, and Secretary since April, 1988. Mr. Snyder has been with the Company since 1977.

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

Item 11.    Management Remuneration and Transactions


         (A)                             (B)                         (C)                        (D)
----------------------          ----------------------        ---------------  -------------------------------------
                                                                                         PROFIT SHARING PLAN
                                                                               -------------------------------------
                                                                               D1            D2           D3
                                                              Cash and Cash    Company       Amount       Aggregate
Name of Individual                                            Equivalent       Contribution  Accrued      Accrued
or Number of                    Capacity in                   Forms of         During Last   During Last  To
Persons in Group                Which Served                  Remuneration(1)  Fiscal Year   Fiscal Year  Date(4)
----------------                ------------                  ---------------  ------------  -----------  ----------
John F. Flanagan (6)            Chairman,                       430,658(2)      24,000        381,682     2,307,453
                                President,
                                Chief Executive
                                Officer, Director

Donald A. Massucci (7)          Vice President,                 192,677(3)      24,000        208,309     1,270,021
                                Administration &
                                Treasurer

Dick G. Snyder (7)              Vice President, Sales           192,284(3)      24,000        114,451       708,391
                                Secretary

Walter C. Brown                 Consulting Editor,               82,641          1,217         16,216       218,603
                                Director

All Directors and Officers as a Group (5)                    $1,048,108        $73,217       $720,658    $4,504,468

(1) Amounts paid, if any, in securities or property, insurance benefits or reimbursements, personal benefits, fees and commissions are insignificant and therefore, said types of remuneration are combined with salaries, directors' fees and bonuses. This also includes author royalty payments of $74,529 to Dr. Brown and of $91,848 to Dr. Kicklighter.

(2) Includes salary pursuant to employment agreement and discretionary year end bonus which was set by the Company's Board of Directors of $150,000 for Mr. Flanagan.

(3) Includes salaries established by management and year end bonuses fixed by the Company's Board of Directors of $60,000 for each of Messrs. Massucci and Snyder.

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

(5) Includes 8 persons receiving direct remuneration, of whom 4 are in the profit sharing plan.

(6) An agreement dated June 1, 1975, amended from time to time and further amended April 17, 1998, between the Company and Mr. Flanagan provides that until May 31, 1999, or any renewal date, he will serve as Chief Executive Officer, with his duties to be determined by the Board of Directors. Effective May 1, 1998, he is to be paid compensation of $300,000 per year, plus reimbursement of expenses and any bonus awarded to him by the Board of Directors. From the date the contract or any renewal thereof expires he is to be paid until his death consultative compensation of $40,000 per year. In the event Mr. Flanagan should die or become physically or mentally incapable of performing services before the expiration date of the agreement or any renewal thereof, the Company will pay him if he is living, or his estate if he is deceased, twenty-four months' full salary. The agreement further provides for reimbursement of medical care expenses incurred by him, his spouse or defined dependents, not otherwise reimbursed by insurance provided by the Company. In addition, his agreement provides that if he is living and under continuing disability for more than twenty-four months, the Company will pay him one-half salary per month, not to exceed, however, sixty months.

(7) Messrs. Massucci and Snyder annual salaries were each increased, effective May 1, 1998, to $135,000.

     The following sections of the Company's 1998 Proxy Statement are hereby incorporated by reference.


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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following section of the Company's 1998 Proxy Statement is hereby incorporated by reference.

(a)  Security Ownership of Certain Beneficial Owners   Pages 4-5

(b)  Security Ownership of Management


                                                     Amount and
Name of                  Position                    Nature of        Percent
Beneficial Owner         with Company                Ownership        of Class
----------------         ------------                ---------        --------
Mrs. Loraine J. Mix      Director                    290,782(1)        49.7%
Fred Eychaner                                        111,412(2)        19.1%
Century Partners                                      42,700(3)         7.3%
John F. Flanagan         Director and
                         Executive Officer            22,152(4)         3.8%
Walter C. Brown          Director                      1,000(5)          *
Robert C. DeBolt         Director                          -             -
Wilma Pitts Griffin      Director                        150             *
Clois E. Kicklighter     Director                        100             *
Donald A. Massucci       Executive Officer               300             *
Dick G. Snyder           Executive Officer               700             *

Directors and Executive
Officers as a Group (7 Persons)                      315,184           53.9%


*Less than one percent

(1) Mrs. Mix owns 25,582 shares, and, in addition, is a co-trustee with sole voting and investment power relating to the shares of the Company, and a beneficiary together with her two daughters, one of whom is the wife of Mr. Flanagan, of a trust established by the Last Will of Floyd M. Mix, deceased, which trust holds 265,200 shares of the Company. Mrs. Mix's daughter Joyce Meister owns 18,000 shares and her daughter Patti Flanagan owns 18,547 shares. In addition, Mrs. Flanagan owns jointly with her husband 2,614 shares. The aggregate holdings of all members of the Mix family in all capacities are 330,914 shares, or 56.59% of the Company's outstanding stock.

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

(4) Of these shares, 18,547 are owned beneficially and of record by Mr. Flanagan's wife, 547 are owned beneficially and of record by Mr. Flanagan, 2,614 are owned jointly by Mr. Flanagan and his wife, and 20 are held by Mr. Flanagan and his wife as custodian for their children and 424 are held by their children.

(c) Changes in Control - The Company is not aware of any arrangements by any person which may, at a subsequent date, result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions

     None.

                                   PART IV


Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                         FOR FORM 10-K ANNUAL REPORT
                         OF YEAR ENDED APRIL 30, 1998



                                                           Page Number Reference
                                                                    Annual
                                                                    Report to
                                                         Form 10-K  Stockholders

(a) 1.  Financial Statements

Consolidated statements of earnings and stockholders'                Pages 4-5
equity for the years ended April 30, 1998, 1997 and 1996

Consolidated balance sheets as of April 30, 1998, and                Pages 2-3
1997

Consolidated statements of cash flows for the years                  Page 6
ended April 30, 1998, 1997 and 1996

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

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended April 30, 1998.

22.  List of Subsidiaries.  Page 15 of this Form 10-K.

23.  Consent of Grant Thornton LLP.

All other exhibits are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

                     THE GOODHEART-WILLCOX COMPANY, INC.
                                 SCHEDULE II
                      Valuation and Qualifying Accounts
              For the years ended April 30, 1998, 1997 and 1996





                                 Balance at  Additions   Deductions    Balance
                                 Beginning   charged to  from          at end of
Description                      of Period   Income      Reserves      Period
-----------                      ----------  ----------  ----------    ---------

Year ended April 30, 1998
Allowance for Sales returns(1)   $98,000     $217,000    $124,000      $191,000
Allowance for doubtful accounts  $15,000     $  3,000    $  3,000      $ 15,000



Note: The allowance for sales returns and doubtful accounts for the years ended April 30, 1997 and 1996 were not material to the Consolidated financial statements.






(1) Allowance for Sales returns represents anticipated returns net of inventory and royalty costs.

                       REPORT OF INDEPENDENT CERTIFIED
                       PUBLIC ACCOUNTANTS ON SCHEDULES


To The Goodheart-Willcox Company, Inc.


     In connection with our audit of the consolidated financial statements of The Goodheart-Willcox Company, Inc. and Subsidiary referred to in our report dated May 30, 1998, which is included in the Company's 1998 Annual Report to Stockholders, filed as an exhibit to this Form 10-K, we have also audited
Schedule II for each of the three years in the period ended April 30, 1998. In our opinion, this Schedule presents fairly, in all material respects, the information required to be set forth therein.





                                        GRANT THORNTON LLP




Chicago, Illinois

May 29, 1998.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




THE GOODHEART-WILLCOX COMPANY, INC.



By /s/ John F. Flanagan
  -------------------------------------
     John F. Flanagan, Chairman of
     the Board of Directors,
     President and
     Chief Executive Officer


By /s/ Donald A. Massucci
  -------------------------------------
     Donald A. Massucci, Vice
     President, Administration,
     and Treasurer


By /s/ Dick G. Snyder
  -------------------------------------
     Dick G. Snyder, Vice President,
     Sales, and Secretary



Dated:  July 14, 1998.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By /s/ Walter C. Brown
  -------------------------------------
     Walter C. Brown, EdD
     A Director

Date:  July 14, 1998


By /s/ Robert C. DeBolt
  -------------------------------------
     Robert C. DeBolt
     A Director

Date:  July 14, 1998


By /s/ John F. Flanagan
  -------------------------------------
     John F. Flanagan
     Chairman, President and a Director

Date:  July 14, 1998


By /s/ Wilma Pitts Griffin
  -------------------------------------
     Wilma Pitts Griffin, PhD, CFCS
     A Director

Date:  July 14, 1998


By /s/ Clois E. Kicklighter
  -------------------------------------
     Clois E. Kicklighter, EdD
     A Director

Date:  July 14, 1998


By /s/ Loraine J. Mix
  -------------------------------------
     Loraine J. Mix
     A Director

Date:  July 14, 1998