Form 10-Q
period 1998-07-31
GOODHEART WILLCOX CO INC
filed 1998-09-15
CIK 42504

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                        -------------------------------

                                   FORM 10-Q

(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934.
      For the quarterly period ended July 31, 1998

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
      For the transition period from _______ to _______.

                         Commission file number 0-7276

                      THE GOODHEART-WILLCOX COMPANY, INC.
------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


            Delaware                                      36-213599
------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)

18604 West Creek Drive, Tinley Park, Illinois                 60477
------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (708) 687-5000
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___ .

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
August 31, 1998-584,700 shares.

                                     INDEX

                      THE GOODHEART-WILLCOX COMPANY, INC.



PART I   FINANCIAL INFORMATION                                                 PAGE
-------  ---------------------                                                 ----
Item 1.  Financial Statements

         Consolidated Balance Sheets - July 31, 1998 and April 30, 1998 .....     3

         Consolidated Statements of Earnings - Three Months Ended
          July 31, 1998 and 1997 ............................................     5

         Consolidated Statements of Stockholders' Equity - Three Months Ended
          July 31, 1998 and 1997 ............................................     6

         Consolidated Statements of Cash Flows - Three Months Ended
          July 31, 1998 and 1997 ............................................     7

         Notes to Consolidated Financial Statements - July 31, 1998 .........     8

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations .............................................    14

SIGNATURES ..................................................................    18

PART II  OTHER INFORMATION
-------  -----------------

Item 6.  Exhibit 27 - Financial Data Schedule ...............................    19

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
==============================================================================

                                                                              July 31,      April 30,
                            ASSETS                                              1998           1998
                                                                            -----------    -----------
                                                                                              (Note)
Current assets
  Cash and cash equivalents .....................................           $ 1,456,000    $ 2,119,000
  Accounts receivable - net of allowance for doubtful receivables
    and sales returns of $284,000 and $206,000 ..................             3,717,000      1,661,000
  Inventories ...................................................             2,320,000      2,415,000
  Deferred income taxes .........................................               742,000        742,000
  Other .........................................................               137,000        106,000
                                                                            -----------    -----------

       Total current assets .....................................             8,372,000      7,043,000

Prepublication costs - net of accumulated amortization of
  $1,561,000 and $1,557,000 .....................................             1,218,000      1,149,000
Property and equipment - net ....................................             4,920,000      4,930,000
Cash surrender value of life insurance ..........................                58,000         55,000
                                                                            -----------    -----------
                                                                            $14,568,000    $13,177,000
                                                                            ===========    ===========

Note: The consolidated balance sheet at April 30, 1998 has been taken from the audited financial statements at that date.

The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)
==============================================================================


                                                                      July 31,    April 30,
   LIABILITIES AND STOCKHOLDERS' EQUITY                                1998         1998
                                                                   -----------  -----------
                                                                                   (Note)
Current liabilities
  Accounts payable ..............................................  $   640,000  $   805,000
  Accrued compensation ..........................................      549,000      399,000
  Accrued other .................................................      825,000      379,000
  Dividends payable .............................................            -      293,000
  Royalties payable .............................................      556,000      260,000
                                                                   -----------  -----------

      Total current liabilities .................................    2,570,000    2,136,000

Deferred income taxes ...........................................       86,000       86,000

Commitments and contingencies ...................................            -            -

Stockholders' equity
  Common stock ..................................................      762,000      762,000
  Retained earnings .............................................   16,859,000   15,902,000
                                                                   -----------  -----------

                                                                    17,621,000   16,664,000

  Less cost of 177,300 shares of common stock held in treasury ..   (5,709,000)  (5,709,000)
                                                                   -----------  -----------
                                                                    11,912,000   10,955,000
                                                                   -----------  -----------
                                                                   $14,568,000  $13,177,000
                                                                   ===========  ===========

Note: The consolidated balance sheet at April 30, 1998 has been taken from the audited financial statements at that date.


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS ENDED JULY 31,
(UNAUDITED)
==============================================================================

                                                                    July 31          July 31
                                                                      1998             1997
                                                                ---------------  ---------------
Sales ....................................................           $5,265,000       $5,925,000

Cost of goods ............................................            1,554,000        1,733,000
                                                                ---------------  ---------------

      Gross profit .......................................            3,711,000        4,192,000

Operating expenses
  Selling, general and administrative                                 1,665,000        1,627,000
  Royalties ..............................................              544,000          608,000
                                                                ---------------  ---------------

                                                                      2,209,000        2,235,000
                                                                ---------------  ---------------

      Operating profit ...................................            1,502,000        1,957,000

Other income (expense)
  Interest income ........................................               15,000           22,000
  Interest expense .......................................                    -          (70,000)
  Other ..................................................                2,000            2,000
                                                                ---------------  ---------------

                                                                         17,000          (46,000)
                                                                ---------------  ---------------

      Earnings before income taxes .......................            1,519,000        1,911,000

Income tax expense
  Currently payable ......................................              562,000          708,000
                                                                ---------------  ---------------

      NET EARNINGS .......................................           $  957,000       $1,203,000
                                                                ===============  ===============

Earnings per share .......................................           $     1.64       $     2.06
                                                                ===============  ===============

The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JULY 31, 1998 AND 1997
(UNAUDITED)
==============================================================================

                                                               Net unrealized gain (loss)
                                                                     on investment
                                      Common      Retained            securities           Treasury
                                       stock      earnings        available-for-sale        stock         Total
                                     ---------  ------------     -------------------    -------------  -----------
Balance at April 30, 1998 ........    $762,000   $15,902,000      $          -          $(5,709,000)   $10,955,000

Net earnings for period ..........           -       957,000                 -                    -        957,000
                                     ---------  ------------     -------------------    -------------  -----------

Balance at July 31, 1998 .........    $762,000   $16,859,000      $          -          $(5,709,000)   $11,912,000
                                     =========  ============     ===================   =============  ============

Balance at April 30, 1997 ........    $762,000   $13,513,000      $      7,000          $(5,709,000)   $ 8,573,000

Net earnings for period ..........           -     1,203,000                 -                    -      1,203,000
                                     ---------  ------------     -------------------    -------------  -----------

Balance at July 31, 1997 .........    $762,000   $14,716,000      $      7,000          $(5,709,000)   $ 9,776,000
                                     =========  ============     ===================   =============  ============


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JULY 31,
(UNAUDITED)
==============================================================================


                                                                     July 31      July 31
                                                                      1998         1997
                                                                   -----------  -----------
Cash flows from operating activities:
  Net earnings ..................................................  $   957,000  $ 1,203,000
  Adjustments to reconcile net earnings to net cash provided by operating activities
      Depreciation expense ......................................       95,000       68,000
      Amortization of prepublication costs ......................      253,000      270,000
      Changes in assets and liabilities
         Accounts receivable ....................................   (2,056,000)  (3,026,000)
         Inventories ............................................       95,000      341,000
         Other assets ...........................................      (31,000)     (31,000)
         Accounts payable .......................................     (165,000)     (75,000)
         Royalties payable ......................................      296,000      399,000
         Accrued expenses .......................................      596,000      874,000
                                                                   -----------  -----------

            Net cash provided by operating activities ...........       40,000       23,000

Cash flows from investing activities:
  Purchases of property and equipment ...........................      (85,000)     (23,000)
  Purchases of prepublication costs .............................     (322,000)    (221,000)
  Increase in cash surrender value of officer's life insurance ..       (3,000)      (5,000)
                                                                   -----------  -----------

            Net cash used in investing activities ...............     (410,000)    (249,000)

Cash flows from financing activities:
  Dividends paid ................................................     (293,000)    (293,000)
                                                                   -----------  -----------

            Net cash used in financing activities ...............     (293,000)    (293,000)
                                                                   -----------  -----------

            Decrease in cash and cash equivalents ...............     (663,000)    (519,000)

Cash and cash equivalents at beginning of period ................    2,119,000    2,613,000
                                                                   -----------  -----------

Cash and cash equivalents at end of period ......................  $ 1,456,000  $ 2,094,000
                                                                   ===========  ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes - net ............  $   108,000  $   157,000
                                                                   ===========  ===========


The accompanying notes arean integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 1998
(UNAUDITED)
==============================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's business is seasonal, and operating results for the three months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ended April 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1998.

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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JULY 31, 1998
(UNAUDITED)
==============================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVENTORIES

Inventories are valued at the lower of cost or market. Cost of inventories was determined by the last-in, first-out (LIFO) and the first-in, first-out (FIFO) methods as summarized below (see note B):

                                              July 31,   April 30,
                                               1998        1998
                                            ----------  ----------
Last-in, first out method................   $2,247,000  $2,330,000
First-in, first out method...............       73,000      85,000
                                            ----------  ----------

                                            $2,320,000  $2,415,000
                                            ==========  ==========

Cost includes the purchase of paper, printing, and binding from outside sources. No allocation of selling and administrative expenses is included in inventories.

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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JULY 31, 1998
(UNAUDITED)
==============================================================================

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

EARNINGS PER SHARE

Earnings per share is computed on the weighted average number of shares outstanding for the period. The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. The Company has adopted the provisions of SFAS No. 128 in these financial statements. Earnings per share is computed on the weighted average number of shares of 584,700 for the periods ending July 31, 1998 and 1997, respectively.

COMMON STOCK

The Company has 1,000,000 shares of $1 par value common stock authorized and 762,000 shares issued, of which 177,300 shares have been repurchased by the Company. As of July 31, 1998 and April 30, 1998 the Company has 584,700 shares outstanding.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JULY 31, 1998
(UNAUDITED)
==============================================================================

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

RECENTLY ISSUED ACCOUNTING STANDARDS

During 1997 the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 130. "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," both effective for fiscal years beginning after December 15, 1997.

SFAS No. 130 requires disclosures for the components of and total comprehensive income in the period in which they are recognized in the financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise arising from transactions and other events and circumstances from non-owner sources. It includes all changes in shareholders' equity during the reporting period except those resulting from investments by owners and distributions to owners. The adoption of this new standard has not had a material impact on the disclosure of comprehensive income.

SFAS No. 131 requires disclosures of certain segment information based on the way that management evaluates segments for making decisions and assessing performance. It also requires disclosure of certain information about products and services, the geographic areas in which the Company operates, and major customers. The adoption of this new standard has not had a material impact on the disclosure of segment information.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JULY 31, 1998
(UNAUDITED)
==============================================================================

NOTE B - INVENTORIES

Inventories consist of the following:

                                         July 31,   April 30,
                                           1998       1998
                                       ----------  ----------
Raw materials.......................   $   46,000  $   87,000
Work-in-process.....................       73,000      85,000
Finished goods......................    2,201,000   2,243,000
                                       ----------  ----------

                                       $2,320,000  $2,415,000
                                       ==========  ==========

Inventories would have been $2,718,000 and $2,640,000 higher at July 31, 1998 and April 30, 1998, respectively, if the FIFO method of accounting had been used on all inventories.

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

==============================================================================

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                        July 31,   April 30,
                                                          1998       1998
                                                      ----------  ----------
Land ...........................................      $  814,000  $  814,000
Buildings and improvements .....................       4,056,000   4,056,000
Equipment ......................................       1,942,000   1,857,000
                                                      ----------  ----------
                                                       6,812,000   6,727,000
Less accumulated depreciation ..................       1,892,000   1,797,000
                                                      ----------  ----------
                                                      $4,920,000  $4,930,000
                                                      ==========  ==========

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JULY 31, 1998
(UNAUDITED)
==============================================================================

NOTE D - INCOME TAXES

Income tax expense varies from the amount computed by applying the statutory Federal income tax rate to earnings before income taxes primarily because of state income taxes, tax-exempt interest income, and officer's life insurance.

==============================================================================

NOTE E - EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan, covering all full-time employees. Company contributions are voluntary and at the discretion of the Board of Directors. Annual contributions by the Company cannot exceed 15% of eligible compensation.

Effective May 1, 1994, the Company adopted The Goodheart-Willcox Company, Inc. Supplemental Executive Retirement Plan for the benefit of certain management employees as determined by the Board of Directors. The purpose of the plan is to provide additional benefits for those participants who have profit sharing benefits limited by the Internal Revenue Code.

The Company has recorded contributions amounting to $89,000 and $93,000 for the quarters ended July 31, 1998 and 1997, respectively.

==============================================================================

NOTE F - COMMITMENTS AND CONTINGENCIES

The Company has entered into employment agreements with the former Chairman of the Board of Directors and President that provides for annual compensation and certain other benefits including death benefit payments equal to two years salary. The present value of the estimated death benefit payable under these agreements of approximately $160,000 is included in accrued compensation at July 31, 1998 and April 30, 1998.

                         PART I - FINANCIAL INFORMATION

                                   FORM 10-Q

                      THE GOODHEART-WILLCOX COMPANY, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


First Quarter Fiscal 1999 Compared With First Quarter Fiscal 1998

OPERATING RESULTS

The Company's net sales for the first quarter of fiscal 1999 decreased $660,000, or approximately 11% from the same quarter in the previous fiscal year due primarily to the absence of state adoptions in the curriculum areas served by the Company's product lines, while sales from open territories remained solid. In the first quarter of fiscal 1998, net sales increased $1,420,000, or approximately 31% from the same quarter in the previous fiscal year due primarily to increased sales of recently revised products in open territories along with state adoption sales in North Carolina and Kentucky, coupled with selective price increases. State textbook adoptions, which contribute substantially to the Company's sales, historically have been held at regular intervals. During the past several years the intervals between adoption periods have been significantly increased. However, fiscal 1999 is an exception to the typical cyclical pattern of state textbook adoptions in that there is an absence of opportunity to submit products for sale in any of the categories in which the Company publishes textbooks or supplements. Selective price increases are made each year on a product-by-product basis after considering the cost of paper, printing, and binding, the overhead contribution, and competitive pricing. The selective price increases will not totally offset any significant decline in school expenditures for textbooks and supplements. The reserve for future returns may experience minor fluctuations to reflect current business practices and expectations of the return rate for various product categories and markets.

The cost of goods sold as a percentage of sales in the first quarter of fiscal 1999 was 29% compared to 29% in the first quarter of fiscal 1998 and 32% in the first quarter of fiscal 1997. Maintaining the cost of goods sold as a percentage of sales ratio for the first quarter of fiscal 1999 was the result of careful decisions regarding the quantities of products manufactured for initial press runs for new titles as well as the quantities selected for reprint of backlist titles, coupled with careful decisions matching product characteristics with the available manufacturing technology provided by suppliers. The improvement in the ratio of cost of goods sold as a percentage of sales for the first quarter of fiscal 1998 was primarily attributed to more favorable paper prices coupled with the significant increase in sales. As stated in prior annual reports "It is possible that the Company will not be able to pass through all the paper price increases to our customers." Factors affecting the ratio of the cost of goods sold as a percentage of sales are the results of decisions regarding selective selling price increases, adjustments to the print and reprint quantities, and the application of computer technology by outside suppliers permitting shorter press runs, reduction in manufacturing time, the elimination of traditional film processes, coupled with consistent high quality allowing the Company to better control the unit cost of textbooks and supplements. Management decisions must be balanced between the relative cost of the goods sold as a percentage of sales versus the investment affecting the timing of when new or revised products come to market and contribute to sales.

Operating expenses consisting of royalties, selling, general, and administrative expenses decreased $26,000, or approximately 1% under the first quarter in fiscal 1998, compared to an increase of $318,000, or approximately 17% over the first quarter in fiscal 1997. Royalties paid to authors decreased $64,000 as the net sales decreased due to the absence of state adoptions. As a percentage of sales, the selling, general, and administrative cost for the first quarter of fiscal 1999 was 32% compared to 27% in the first quarter of fiscal 1998 and 32% for the first quarter of fiscal 1997. The ratio of selling, general, and administrative expenses compared to sales benefited in fiscal 1998 due to the significant sales increase. A major component of the operating expenses is the distribution of sample textbooks and supplements as a marketing tool which is unique to the textbook publishing industry. In the first quarter of fiscal 1999 sampling expenses decreased to $87,000 from $115,000 in the first quarter of fiscal 1998. The sampling decrease of $28,000 or approximately 24% can be attributed to the absence of state adoption calls in the curriculum areas served by the Company's products compared to previous years.

In the first quarter of fiscal 1999, the 11% decrease in net sales and the 1% decrease in operating expenses along with no change in the cost of goods sold as a percentage of sales decreased the Company's income from operations by $455,000 or approximately 23%, to $1,502,000. For the first quarter of fiscal 1998, the 31% increase in net sales and the 17% increase in operating expenses along with a 3% decrease in the cost of goods sold as a percentage of sales increased the Company's income from operations by $798,000 or approximately 69%, to $1,957,000. Other income or expense for the first quarter of fiscal 1999 was income of $17,000 compared to an expense of $46,000 primarily attributed to interest paid in the first quarter of fiscal 1998. The Company's fiscal year ending April 30 divides the purchasing patterns of its educational customers such that the major marketing and inventory buildup efforts occur at the end of the fiscal year, while the resulting sales primarily follow in the first two quarters of the next fiscal year.

LIQUIDITY

Cash and cash equivalents totaled $1,456,000 at July 31, 1998, a decrease of $663,000 from the year ended April 30, 1998. Accounts receivable, net of allowances for doubtful receivables and sales returns, totaled $3,717,000 at July 31, 1998; an increase of $2,056,000 from the year ended April 30, 1998.
For the quarter ending July 31, 1998, the Company had no current debt and no long-term debt compared to the quarter ending July 31, 1997 when the Company had a current portion of a note payable of $651,000 and long-term debt of $2,605,000, both resulting from the repurchase of the Company's stock. As shown in the statements of cash flows, the net cash provided by operating activities for the first quarter of fiscal 1999 amounted to $40,000 as compared to $23,000 provided in the first quarter of fiscal 1998, a change which is attributable to the decrease in net earnings after adjustments to accounts covering depreciation expenses, accounts receivable, inventories, accounts payable, royalties payable, and accrued expenses. The net cash provided by the operating activities of the Company for the first quarter of fiscal 1998 amounted to $23,000 as compared to $34,000 provided in the first quarter of fiscal 1997, a change which is attributable to the increase in net earnings after adjustments to accounts covering depreciation expenses, amortization of prepublication expenses, accounts receivable, accounts payable, royalties payable, and accrued expenses. The significant changes in assets and liabilities for the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 include a decrease in cash and cash equivalents, a decrease in accounts receivable, an increase in deferred income taxes, an elimination of both the current portion and the long-term portion of the note payable for the repurchase of the Company's stock, a decrease in accounts payable, and a decrease in royalties payable. The significant changes in assets and liabilities for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 include decreases in cash and cash equivalents; increases in accounts receivable, inventories, deferred taxes, property and equipment, accounts payable, accrued compensation, and royalties payable; and the inclusion of both a current portion and a long-term portion of a note payable for the repurchase of the Company's stock. There have been no changes in business practices including credit terms or collection efforts from previous years.

Investment in new and revised products in the first quarter of the current fiscal 1999 was $322,000,or an increase of $101,000 compared to the first quarter of fiscal 1998 when $221,000 was used to purchase prepublication materials and services. The rate of investment in new and revised products as a percentage of sales for the first quarter of fiscal 1999 was approximately 6% compared to the previous year's first quarter 4% investment due in part to the substantial revision of some products coupled with the decrease in sales. The Company currently intends to maintain its traditional pace of prepublication investment in products and services in future quarters to maintain a publishing program of adding new titles and products to the line while revising a backlist of products to match marketing and customer needs. With advances in technology, the magnitude of revision effort required to keep the industrial and technical products up-to-date has typically increased investment allocations over patterns earlier in the decade. In the first quarter of fiscal 1999, $85,000 was invested in property and equipment compared to $23,000 invested in the first quarter of fiscal 1998, an increase of $62,000 which was primarily directed into computer hardware and software to strengthen the business and marketing functions of the Company.

The primary financing use of cash in the first quarter of the current fiscal 1999 was the payment of dividends at the rate of $.50 per share, the same rate as paid in the first quarter of fiscal 1998.

The first quarter historically has displayed increased shipments and increased growth in the accounts receivable compared to the end of the previous fiscal year. In looking ahead into the second and third quarters, there is anticipated growth in inventories as new and revised products are published for the next marketing cycle. Also, in the second and third quarters, the accounts receivable will decline as cash and cash equivalents increase. The seasonal nature of selling products such as textbooks and supplements into the school market with two separate semesters tends to affect the periodic liquidity of the Company due to the required buildup of inventory for the anticipated needs of schools opening in the Fall and for the second semester.

CAPITAL RESOURCES

It is anticipated that the future capital needs of the Company will be met from internally generated funds. The investment in computer software and hardware on a department by department basis, such as the editorial area or the creative area, will be met from operating cash flow. In fiscal 1998, the Company acquired new software and hardware for the business, marketing, and distribution operations to improve customer service, inventory and warehouse management, and information technology. Also in fiscal 1998, the creative area acquired a new network server and workstations enabling the conversion to more productive software for the design and assembly of products. In fiscal 1999, the projected investment in prepublication products and services is expected to follow the pattern established in previous years with plans to revise popular backlist titles and add new products to the Company's line. The Company's previous land and building in South Holland, Illinois, are being offered for sale and carried at net book value which is less than the estimated fair market
value less cost to sell.   In fiscal 1998, prepayment of the installment note
issued in the purchase of the Company's stock was completed using internally generated funds. The prepayment in fiscal 1998 of the principal on the outstanding debt saved $637,000 in interest expenses for the Company.

INFLATION

Inflation affects the Company due to increases in the costs of materials and services. Fiscal 1998 showed a slight tightening of available press time in the short term, thus necessitating clearer projections for initial printings or reprints. Paper prices in fiscal 1998 and the first quarter of fiscal 1999 did not experience dramatic changes, thus allowing moderate reaction in setting price adjustments for the Company's products. Advance planning and shifting grades of paper may soften the effect of some of the paper cost fluctuations. In fiscal 1997, paper prices appeared more stable than in the prior period, thus allowing better control over the cost of goods sold going into the inventory which was sold in fiscal 1998. The ability of the Company to reflect cost increases from suppliers and from internal pressures in the selling price of Goodheart-Willcox products depends upon the pricing of competing product lines and general market conditions which may require the Company to absorb part of the cost increases, whether the result of increases in paper, other materials, or services. The Company manages its cost of doing business in these fast-paced times by using various suppliers, reviewing the variety of paper grades appropriate for various titles, scheduling press runs in batches, balancing the quantities printed with consideration for the unit cost versus the inventory turnover, nurturing close relationships with key suppliers, all the while staying alert to outside opportunities available to meet key deadlines.

IMPACT OF YEAR 2000

The business, customer service, marketing, warehousing, and distribution operations acquired new vendor-supported software in fiscal 1998 and are now Year 2000 compliant. The Company believes that with the conversion in fiscal 1998 to new software and any future upgrading of the vendor-supported software, the Year 2000 issue should not pose significant internal operational problems. Future vendor-supported software upgrades will not be material to the Company's results of operation or financial condition. In addition to addressing internal considerations, the Company believes there can be no guarantee that the systems of external suppliers and customers will be converted in a timely manner, thus potentially having an adverse effect.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      THE GOODHEART-WILLCOX COMPANY, INC.
                                  (Registrant)

Date
     -------------------       ---------------------------------------------
                                            John F. Flanagan
                                               President

Date
     -------------------       ---------------------------------------------
                                             Donald A. Massucci
                                Vice President, Administration and Treasurer