Form 10-Q
period 1998-10-31
GOODHEART WILLCOX CO INC
filed 1998-12-28
CIK 42504

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------
                                    FORM 10-Q

(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934. For the quarterly period ended October 31, 1998

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
                                      -----   -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No     .
                         -----   -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: October 31, 1998 - 584,700 shares.
      ----------------------------------

                                      INDEX

                       THE GOODHEART-WILLCOX COMPANY, INC.


PART I.   FINANCIAL INFORMATION                                          PAGE
-------   ---------------------                                          ----
Item 1.   Financial Statements

          Consolidated Balance Sheets - October 31, 1998 and
             April 30, 1998.....................................          3

          Consolidated Statements of Earnings - Three Months
             Ended October 31, 1998 and 1997; Six Months Ended
             October 31, 1998 and 1997..........................          5

          Consolidated Statements of Stockholders' Equity -
             Six Months Ended October 31, 1998 and 1997.........          6

          Consolidated Statements of Cash Flows - Six Months
             Ended October 31, 1998 and 1997....................          7

          Notes to Consolidated Financial Statements -
             October 31, 1998...................................          8

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations................         14

SIGNATURES......................................................         19
----------

PART II.  OTHER INFORMATION
--------  -----------------

Item 6.   Exhibit 27 - Financial Data Schedule..................         20


PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

=============================================================================

                                               October 31,         April 30,
                  ASSETS                           1998              1998
                                               ------------      ------------
                                                                    (Note)
Current assets
   Cash and cash equivalents.................  $  4,623,000      $  2,119,000
   Accounts receivable - net of allowance
      for doubtful receivables and sales
      returns of $387,000 and $206,000........    3,057,000         1,661,000
   Inventories................................    2,301,000         2,415,000
   Deferred income taxes......................      742,000           742,000
   Other .....................................       87,000           106,000
                                               ------------      ------------

         Total current assets.................   10,810,000         7,043,000

Prepublication costs - net of accumulated
   amortization of $1,362,000 and $1,557,000..    1,121,000         1,149,000
Property and equipment - net..................    4,831,000         4,930,000
Cash surrender value of life insurance........       62,000            55,000
                                               ------------      ------------

                                               $ 16,824,000      $ 13,177,000
                                               ============      ============

Note: The consolidated balance sheet at April 30, 1998 has been taken from the audited financial statements at that date.

The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)
=============================================================================

                                               October 31,         April 30,
     LIABILITIES AND STOCKHOLDERS' EQUITY          1998              1998
                                               ------------      ------------
                                                                    (Note)
Current liabilities
   Accounts payable..........................  $    862,000      $    805,000
   Accrued compensation......................       778,000           399,000
   Accrued other.............................       853,000           379,000
   Dividends payable.........................           -             293,000
   Royalties payable.........................       723,000           260,000
                                               ------------      ------------

         Total current liabilities...........     3,216,000         2,136,000

Deferred income taxes........................        86,000            86,000

Commitments and contingencies................           -                 -

Stockholders' equity
   Common stock..............................       762,000           762,000
   Retained earnings.........................    18,469,000        15,902,000
                                               ------------      ------------

                                                 19,231,000        16,664,000

   Less cost of 177,300 shares of common
     stock held in treasury..................    (5,709,000)       (5,709,000)
                                               ------------      ------------

                                                 13,522,000        10,955,000

                                               $ 16,824,000      $ 13,177,000
                                               ============      ============

Note: The consolidated balance sheet at April 30, 1998 has been taken from the audited financial statements at that date.


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
 (UNAUDITED)
===============================================================================

                                 Three months ended        Six months ended
                                     October 31,              October 31,
                              ----------------------   ------------------------
                                 1998        1997          1998         1997
                              ----------  ----------   -----------  -----------
Sales ......................  $6,831,000  $6,420,000   $12,096,000  $12,345,000

Cost of goods...............   1,775,000   1,575,000     3,329,000    3,308,000
                              ----------  ----------   -----------  -----------

         Gross profit.......   5,056,000   4,845,000     8,767,000    9,037,000

Operating expenses
   Selling, general and
      administrative........   1,820,000   1,739,000     3,485,000    3,366,000
   Royalties................     708,000     675,000     1,252,000    1,283,000
                              ----------  ----------   -----------  -----------

                               2,528,000   2,414,000     4,737,000    4,649,000
                              ----------  ----------   -----------  -----------

         Operating profit...   2,528,000   2,431,000     4,030,000    4,388,000

Other income (expense)
   Interest income..........      22,000      33,000        37,000       55,000
   Interest expense.........         -       (61,000 )        -        (131,000)
   Other ...................       6,000       1,000         8,000        3,000
                              ----------  ----------   -----------  -----------

                                  28,000     (27,000)       45,000      (73,000)
                              ----------  ----------   -----------  -----------

         Earnings before
             income taxes...   2,556,000   2,404,000     4,075,000    4,315,000

Income tax expense .........     946,000     888,000     1,508,000    1,596,000
                              ----------  ----------   -----------  -----------


         NET EARNINGS.......  $1,610,000  $1,516,000   $ 2,567,000  $ 2,719,000
                              ==========  ==========   ===========  ===========

Earnings per share..........       $2.75       $2.59         $4.39        $4.65
                                   =====       =====         =====        =====


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED OCTOBER 31, 1998 AND 1997
(UNAUDITED)

=============================================================================

                                                                   Net
                                                               unrealized
                                                               gain (loss)
                                                             on investment
                                                              securities
                                       Common     Retained    available       Treasury
                                       stock      earnings     for sale        stock         Total
                                      --------  -----------   ------------  -----------   -----------
Balance at April 30, 1998...........  $762,000  $15,902,000     $      -    $(5,709,000)  $10,955,000

Net earnings for period.............       -      2,567,000            -            -       2,567,000
                                      --------  -----------     ---------   -----------   -----------

Balance at October 31, 1998.........  $762,000  $18,469,000     $      -    $(5,709,000)  $13,522,000
                                      ========  ===========     ---------   -----------   ===========

Balance at April 30, 1997...........  $762,000  $13,513,000     $   7,000   $(5,709,000)  $ 8,573,000

Net earnings for period.............       -      2,719,000            -            -       2,719,000
                                      --------  -----------     ---------   -----------   -----------

Balance at October 31, 1997.........  $762,000  $16,232,000     $   7,000   $(5,709,000)  $11,292,000
                                      ========  ===========     =========   ===========   ===========



The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED OCTOBER 31,
(UNAUDITED)
===============================================================================

                                                           1998         1997
                                                       -----------  -----------
Cash flows from operating activities:
   Net earnings .....................................  $ 2,567,000  $ 2,719,000
   Adjustments to reconcile net earnings to net
      cash provided by operating activities
         Depreciation expense........................      192,000      140,000
         Amortization of prepublication costs........      497,000      546,000
         Changes in operating assets and liabilities
             Accounts receivable.....................   (1,396,000)  (1,349,000)
             Inventories.............................      114,000      799,000
             Other assets............................       19,000       36,000
             Accounts payable........................       57,000     (497,000)
             Accrued expenses........................      853,000    1,175,000
             Royalties payable.......................      463,000      459,000
                                                       -----------  -----------

                Net cash provided by
                  operating activities...............    3,366,000    4,028,000

Cash flows from investing activities:
   Purchases of property and equipment...............      (93,000)     (56,000)
   Purchases of prepublication costs.................     (469,000)    (391,000)
   Increase in cash surrender value of
     officer's life insurance........................       (7,000)      (9,000)
                                                       -----------  -----------

                Net cash used in
                  investing activities...............     (569,000)    (456,000)

Cash flows from financing activities:
   Principal payments on long-term debt..............          -     (1,303,000)
   Principal payments on short-term debt.............          -       (651,000)
   Dividends paid....................................     (293,000)    (293,000)
                                                        ----------  -----------

                Net cash used in financing
                  activities.........................     (293,000)  (2,247,000)
                                                        ----------  -----------

                Increase in cash and cash
                  equivalents........................    2,504,000    1,325,000

Cash and cash equivalents at beginning of period.....    2,119,000    2,613,000
                                                        ----------   ----------

Cash and cash equivalents at end of period...........   $4,623,000   $3,938,000
                                                        ==========   ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period for Income
     taxes - net.....................................   $1,013,000   $  915,000
                                                        ==========   ==========


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1998
(UNAUDITED)

===============================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's business is seasonal, and operating results for the three month and six month periods ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1998.

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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 31, 1998
(UNAUDITED)

===============================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVENTORIES

Inventories are valued at the lower of cost or market. Cost of inventories was determined by the last-in, first-out (LIFO) and the first-in, first-out (FIFO) methods as summarized below (see note B):

                                                     October 31,     April 30,
                                                        1998           1998
                                                     -----------    ----------
Last-in, first-out method..........................  $2,225,000     $2,330,000
First-in, first-out method.........................      76,000         85,000
                                                     ----------     ----------

                                                     $2,301,000     $2,415,000
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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 31, 1998
(UNAUDITED)

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

EARNINGS PER SHARE

Earnings per share is computed on the weighted average number of shares outstanding for the period. The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. The Company has adopted the provisions of SFAS No. 128 in these financial statements. Earnings per share is computed on the weighted average number of shares of 584,700 for the periods ending October 31, 1998 and 1997, respectively.

COMMON STOCK

The Company has 1,000,000 shares of $1 par value common stock authorized and 762,000 shares issued, of which 177,300 shares have been repurchased by the Company. As of October 31, 1998 and April 30, 1998 the Company had 584,700 shares outstanding.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 31, 1998
(UNAUDITED)

================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of such assets approximates their fair value.

RECLASSIFICATIONS

Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 31, 1998
(UNAUDITED)

================================================================================

NOTE B - INVENTORIES

Inventories consist of the following:

                                                    October 31,        April 30,
                                                       1998              1998
                                                    -----------       ----------
Raw materials....................................   $   53,000        $   87,000
Work-in-process..................................       76,000            85,000
Finished goods...................................    2,172,000         2,243,000
                                                     ---------         ---------
                                                    $2,301,000        $2,415,000
                                                    ==========        ==========

Inventories would have been $2,737,000 and $2,640,000 higher at October 31, 1998 and April 30, 1998, respectively, if the FIFO method of accounting had been used on all inventories.

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

================================================================================

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                    October 31,        April 30,
                                                       1998              1998
                                                    -----------       ----------
Land.............................................   $  814,000        $  814,000
Buildings and improvements.......................    4,056,000         4,056,000
Equipment........................................    1,950,000         1,857,000
                                                     ---------        ----------
                                                     6,820,000         6,727,000
Less accumulated depreciation....................    1,989,000         1,797,000
                                                    ----------        ----------
                                                    $4,831,000        $4,930,000
                                                    ==========        ==========

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 31, 1998
(UNAUDITED)

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

================================================================================

NOTE E - EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan, covering all full-time employees. Company contributions are voluntary and at the discretion of the Board of Directors. Annual contributions by the Company cannot exceed 15% of eligible compensation. The Company has recorded contributions amounting to $179,000 and $169,000 for the six months ended October 31, 1998 and 1997, respectively.

Effective May 1, 1994, the Company adopted The Goodheart-Willcox Company, Inc. Supplemental Executive Retirement Plan for the benefit of certain management employees as determined by the Board of Directors. The purpose of the plan is to provide additional benefits for those participants who have profit sharing benefits limited by the Internal Revenue Code.

================================================================================

NOTE F - COMMITMENTS AND CONTINGENCIES

The Company has entered into employment agreements with the former Chairman of the Board of Directors and President that provides for annual compensation and certain other benefits including death benefit payments equal to two years salary. The present value of the estimated death benefit payable under these agreements of approximately $160,000 is included in accrued compensation at October 31, 1998 and April 30, 1998.

                         PART I - FINANCIAL INFORMATION

                                   FORM 10-Q

                      THE GOODHEART-WILLCOX COMPANY, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Second Quarter Fiscal 1999 Compared With Second Quarter Fiscal 1998
-------------------------------------------------------------------

OPERATING RESULTS

The Company's net sales for the second quarter of fiscal 1999 increased $411,000 or approximately 6% more than the same quarter in the previous fiscal year. The second quarter increase is primarily attributable to stronger than anticipated sales from open territories across the entire publication list, helping to offset the absence of state adoptions in the curriculum areas served by the Company's product line. In the second quarter of fiscal 1998, net sales decreased $87,000 or approximately 1% less than the same quarter in the previous fiscal year, due primarily to the timing factor of shipping products to Goodheart-Willcox customers so that orders were current at the end of the first quarter and prior to the United Parcel Service disruption. For the six months ending October 31, 1998, net sales decreased $249,000 or approximately 2%, compared to the same period for the prior fiscal year. The net sales decrease for the first six months of fiscal 1999 is due to the absence of state adoptions in the curriculum areas focused on by the Company, offset to some extent with solid performance in open territories, along with selective price increases. For the six months ending October 31, 1997, net sales increased $1,333,000 for an approximate 12% improvement compared to the same period for the prior fiscal year. The net sales increase for the six months of fiscal 1998 was due to strong orders for the Company's products from open territories and increased orders from the adoption states of North Carolina and Kentucky, along with selective price increases. State textbook adoptions, which contribute substantially to the Company's sales, historically have been held at regular intervals. During the past several years the intervals between adoption periods have been significantly increased. However, fiscal 1999 is an exception to the typical cyclical pattern of state textbook adoptions in that there is an absence of opportunity to submit products for sale in any of the categories in which the Company publishes textbooks or supplements. Selective price increases are made each year on a product-by-product basis after considering the cost of paper, printing, and binding, the overhead contribution, and competitive pricing. The selective price increases will not totally offset any significant decline in school expenditures for textbooks and supplements. The reserve for future returns may experience minor fluctuations to reflect current business practices and expectations of the return rate for various product categories and markets.

The cost of goods sold as a percentage of sales in the second quarter of fiscal 1999 was 26.0% compared to 24.5% in the second quarter of fiscal 1998 and 31.0% in the second quarter of fiscal 1997. For the six months ending October 31, 1998, the cost of goods sold as a percentage of sales was 27.5% compared to 26.8% for the first six months of fiscal 1998 and 31.3% for the first six months of fiscal 1997. The change in the cost of goods sold as a percentage for the first six months of fiscal 1999 was a result of adjusting print quantities to match the projected absence of state adoptions coupled with careful decisions regarding the quantities of products manufactured for initial press runs for new titles as well as the quantities selected for reprints of backlist titles, factoring in decisions which matched product characteristics with the available manufacturing technology provided by suppliers. The change in the ratio of the cost of goods sold as a percentage of sales for the first six months of fiscal 1998 reflects more favorable paper prices in a period of increased sales and larger or more favorable sized press runs ordered in anticipation of strong sales for the period. As stated in a recent annual report, "It is possible that the Company will not be able to pass through all the paper price increases to our customers." While recent paper prices have been relatively stable, factors affecting the ratio of the cost of goods sold as a percentage of sales are the result of decisions regarding selected selling price increases, adjustments to the print and reprint quantities, and the application of computer technology by outside suppliers permitting shorter press runs, reduction in manufacturing time, the elimination of traditional film processes coupled with consistent high quality allowing Goodheart-Willcox to better control the unit cost of textbooks and supplements. Management decisions must be balanced between the relative cost of the goods sold as a percentage of sales versus the investment affecting the timing of when new or revised products come to market and contribute to sales.

Operating expenses for the second quarter of fiscal 1999 consisting of royalties, selling, general, and administrative expenses increased $114,000 or approximately 4.7% over the second quarter of fiscal 1998, compared to fiscal 1998's second quarter increase of $102,000 or approximately 4.5% over the second quarter of fiscal 1997. For the six months ending October 31, 1998, the operating expenses increased $88,000 or approximately 1.9%, compared to an increase of $420,000 or approximately 10% for the first six months of fiscal 1998. As a percentage of sales, the selling, general, and administrative expenses for the second quarter of fiscal 1999 were 27% compared to 27% for the second quarter of fiscal 1998 and 25% for the second quarter of fiscal 1997. For the six month period ending October 31, 1998, the selling, general, and administrative expenses as a percentage of sales were 29% compared to 27% for the same period in the previous fiscal year and 28% for the same period in fiscal 1997. A major component of the operating expenses is the distribution of sample textbooks and supplements as a marketing tool which is unique to the textbook industry. In the first six months of fiscal 1999, the sampling expenses decreased to $198,000 from $288,000 for the first six months of the previous fiscal year due to the absence of state textbook adoption calls in the curriculum areas served by the Company's products compared to previous years.

The 6.4% increase in net sales during the second quarter of fiscal 1999, coupled with a 1.5% higher cost of goods sold as a percentage of sales and 4.7% greater operating expenses, increased the Company's income from operations by $97,000, or approximately 4.0%, to $2,528,000. For the second quarter of fiscal 1998, the 1.3% decrease in net sales, coupled with a 20.9% decline in the cost of goods sold as a percentage of sales and 4.4% greater operating expenses, increased the Company's income from operations by $254,000, or approximately 11.7%, to $2,431,000. For the second quarter of fiscal 1997, the 27% increase in net sales coupled with a lower cost of goods sold as a percentage of sales and higher operating expenses, increased the Company's income from operations by $903,000 or approximately 71% to $2,177,000. For the six months ending October 31, 1998, the 2.0% decrease in net sales, coupled with a 0.7% higher cost of goods sold as a percentage of sales and a 1.9% greater operating expenses, decreased the

Company's income from operations by $358,000, approximately 8.2%, to $4,030,000. For the six months ending October 31, 1997, the 12.1% increase in net sales and the 4.5% decrease in the cost of goods sold as a percentage of sales and a 9.9% increase in operating expenses, increased the Company's income from operations by $1,052,000, or approximately 31.5%, to $4,388,000. For the six months ending October 31, 1996, the 16% increase in net sales and the 8% increase in operating expenses coupled with a lower cost of goods sold as a percentage of sales at 31%, increased the Company's income from operations by $810,000, or approximately 32%, to $3,336,000. Other income or expense for the second quarter of fiscal 1999 amounted to income of $28,000 compared to an expense of $27,000 in the second quarter of fiscal 1998 and income of $30,000 in the second quarter of fiscal 1997. For the six month period ending October 31, 1998, other income or expense was income of $45,000 compared to an expense of $73,000 in the first six months of fiscal 1998 and income of $56,000 in the first six months of fiscal 1997. A significant change in other income or expense in the first six months of the fiscal years may be traced to the interest paid in fiscal 1998 related to the repurchase of the shares of the Company's stock. Another factor influencing other income or expenses may be attributed to reduced interest income due to investment in the new facility and new hardware and software. As shown in the consolidated statements of earnings, net earnings increased $94,000 for the second quarter and decreased $152,000 for the first six months of the current fiscal year. The Company's fiscal year ending April 30th divides the purchasing patterns of its educational customers such that the major marketing and inventory buildup efforts and investment occur at the end of the fiscal year, while the resulting sales primarily follow in the first two quarters of the next fiscal year.

LIQUIDITY

Cash and cash equivalents totaled $4,623,000 at October 31, 1998, an increase of $2,504,000 from the year ended April 30, 1998. Accounts receivable, net of allowances for doubtful receivables and sales returns totaled $3,057,000 at October 31, 1998, an increase of $1,396,000 from the year ended April 30, 1998. For the quarter ending October 31, 1998, the Company had no long-term debt, compared to the quarter ending October 31, 1997 when the Company had long-term debt of $1,302,000 resulting from the repurchase of the Company's stock. As shown in the statements of cash flows, the cash provided by the operating activities of the Company for the first six months of fiscal 1999 amounted to $3,366,000 as compared to $4,028,000 for the first six months of fiscal 1998, a change which is attributable to decrease in net earnings after adjustments to accounts covering amortization of prepublication costs, inventories, accounts payable, and accrued expenses. The cash provided by the operating activities of the Company for the first six months of fiscal 1998 amounted to $4,028,000 as compared to $3,740,000 for the first six months of fiscal 1997, a change which is attributed to an increase in net earnings after adjustments to accounts covering depreciation expenses, amortization of prepublication costs, inventories, accounts payable, and accrued expenses. The significant changes in assets and liabilities for the first six months of fiscal 1999 include an increase in cash and cash equivalents and accounts receivable, a decrease in inventories which were built up in anticipation of the seasonal sales, and an increase in accrued expenses. The significant changes in assets and liabilities for the first six months of fiscal 1998 include a decrease in both the current portion and long-term portion of the note payable from the repurchase of the Company's stock, a decrease in inventories which were built up in anticipation of strong seasonal sales, a decrease in accounts payable, and an increase in accrued expenses. There have been no changes in business practices including credit terms or collection efforts from previous years.

Investment in new and revised products for the first six months of fiscal 1999 was $469,000, an increase of $78,000 from the first six months of fiscal 1998 when $391,000 was used for the purchase of prepublication services. The rate of investment in new and revised products as a percentage of sales for the first six months of fiscal 1999 was approximately 3.9% compared with the previous fiscal year's first six months of 3.2%. The Company currently intends to maintain its traditional pace of prepublication investment in products and services in future quarters to maintain a publishing program of adding new titles and products to the line while revising a backlist of products to match marketing and customer needs with attention directed at year 2000 copyrights. With advances in general technology, the magnitude of revision efforts required to keep the industrial and technical product line up-to-date has typically increased investment allocations over patterns earlier in the decade. In the first six months of fiscal 1999, $93,000 was invested in property and equipment compared to $56,000 in the first six months of fiscal 1998, an increase of $37,000 which was primarily directed into computer hardware and software to strengthen the business and marketing functions of the Company. In the first six months of fiscal 1997, $2,427,000 was invested in property and equipment when the new Tinley Park facility was being completed.

The primary financing use of cash in the six months ending October 31,1998 was the payment of dividends at the rate of $.50 per share which was at the same rate as paid in the first six months of fiscal 1998. In the first six months of fiscal 1999 no interest or principal payments were made, as compared to the first six months of fiscal 1998 when $1,954,000 of internally generated funds was applied against the principal of the note payable for the repurchase of the Company's stock. In the second quarter of fiscal 1998, $651,000 was paid against the current installment due and $1,303,000 was prepaid against the balance of installments not yet due.

The first and second quarters of the Company historically have displayed increased shipments and increased growth in accounts receivable while inventory declined. In looking ahead to the third and fourth quarters, there is an anticipated growth in inventories as new and revised products are published for the next calendar/copyright year and for the next marketing cycle. Also, in the third quarter, accounts receivable historically decline as cash and cash equivalents increase. The seasonal and cyclical nature of selling products such as textbooks and supplements into the two separate semesters of the educational market tends to affect the periodic liquidity of the Company due to the required buildup of inventory for the anticipated needs of schools opening in the Fall and for second semester.

CAPITAL RESOURCES

It is anticipated that the future capital needs of the Company will be met from internally generated funds. The investment in computer software and hardware on a department-by-department basis, such as the editorial area or the creative area, will be met from operating cash flow. In the first six months of fiscal 1999, the Company converted to new software and hardware for the business, marketing, and distribution operations to improve customer service, inventory and warehouse management, and information technology. The business, marketing, and distribution software and hardware were acquired in fiscal 1998 using internally generated funds. Also in fiscal 1998, the creative area acquired a new network server and workstations enabling the conversion to more productive software for the design and assembly of products. For fiscal 1999, the projected investment in prepublication products and services is expected to follow the typical pattern established in previous years with plans to revise popular backlist titles and to publish new products for the Company's line of textbooks and supplements. The Company's previous land and building in South Holland, Illinois are being offered for sale and carried at net book value which is less than the estimated fair market value less cost to sell. In fiscal 1998, prepayment of the installment note issued in the purchase of the Company's stock was completed using internally generated funds. The prepayment in fiscal 1998 of the principal on the outstanding debt saved $637,000 in interest expenses for the Company.

THE EFFECTS OF INFLATION

Inflation affects the Company due to increases in the costs of materials and services which may not be passed along to customers. Fiscal 1998 showed a slight tightening of available press time in the short term, thus necessitating clearer projections for initial printings or reprints. While fiscal 1999 is starting out with less tightening press time, the lessons of previous years leads your Company to continue careful planning with suppliers and manufacturers to assure predictable delivery of products into inventory. Paper prices in fiscal 1998 and the first six months of fiscal 1999 did not experience dramatic changes, thus allowing moderate reaction in setting price adjustments for the Company's products. Advance planning and shifting grades of paper for marketing reasons may soften the effect of some of the paper price cost fluctuations. The ability of the Company to reflect cost increases from suppliers and from internal pressures in the selling price of Goodheart-Willcox products depends upon the pricing of competing product lines and general market conditions which may require the Company to absorb part of the cost increases, whether the result of increases in paper, other materials, or services. The Company manages its cost of conducting business in these fast-paced times by using various suppliers, reviewing the variety of paper grades appropriate for various titles and products, scheduling press runs in batches, using direct-to-plate technology, balancing the quantities printed with consideration for the unit cost versus the inventory turnover, nurturing close relationships with key suppliers, all the while staying alert to outside opportunities available to meet key deadlines.

IMPACT OF YEAR 2000

The business, customer service, marketing, warehousing and distribution operations acquired new vendor-supported software in fiscal 1998 and are now Year 2000 compliant. The Company believes that with the conversion in fiscal 1998 and 1999 to new software and any future upgrading of the vendor-supported software, the Year 2000 issue should not pose significant internal operational problems. Future vendor-supported software upgrades will not be material to the Company's results of operation or financial condition. In addition to addressing internal considerations, the Company believes there can be no guarantee that the systems of external suppliers, manufacturers, or customers will be converted in a timely manner, thus potentially having an adverse effect.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       THE GOODHEART-WILLCOX COMPANY, INC.
                       -----------------------------------
                                  (Registrant)

Date
     -----------------------    ---------------------------------------------
                                              John F. Flanagan
                                                   President

Date
     -----------------------    ---------------------------------------------
                                             Donald A. Massucci
                                 Vice President, Administration and Treasurer