Form 10-Q
period 1999-01-31
GOODHEART WILLCOX CO INC
filed 1999-03-15
CIK 42504

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           -------------------------
                                    FORM 10-Q

(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934. For the quarterly period ended January 31, 1999

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
                         ---   ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: January 31, 1999 - 584,700 shares.
      ---------------------------------

                                      INDEX

                       THE GOODHEART-WILLCOX COMPANY, INC.

PART I.       FINANCIAL INFORMATION                                                                PAGE

Item 1.       Financial Statements
              Consolidated Balance Sheets - January 31, 1999 and April 30, 1998...............       3

              Consolidated Statements of Earnings - Three Months Ended January 31,
                 1999 and 1998; Nine Months Ended January 31, 1999 and 1998...................       5

              Consolidated Statements of Stockholders' Equity - Nine Months Ended
                January 31, 1999 and 1998.....................................................       6

              Consolidated Statements of Cash Flows - Nine Months Ended
                January 31, 1999 and 1998.....................................................       7

              Notes to Consolidated Financial Statements - January 31, 1999...................       8

Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations.........................................................      14

SIGNATURES ...................................................................................      20

PART II.      OTHER INFORMATION

Item 6.       Exhibit 27 - Financial Data Schedule............................................      21

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

-------------------------------------------------------------------------------------------------------------------

                                                                                     January 31,        April 30,
                                    ASSETS                                              1999              1998
                                                                                   --------------    --------------
                                                                                                          (Note)
Current assets
   Cash and cash equivalents....................................................     $  5,728,000      $  2,119,000
   Accounts receivable - net of allowance for doubtful receivables
      and sales returns of $376,000 and $113,000................................        2,078,000         1,661,000
   Inventories..................................................................        2,045,000         2,415,000
   Deferred income taxes........................................................          742,000           742,000
   Other .......................................................................          133,000           106,000
                                                                                     ------------      ------------

         Total current assets...................................................       10,726,000         7,043,000

Prepublication costs - net of accumulated amortization of $1,136,000
   and $1,528,000...............................................................        1,039,000         1,149,000
Property and equipment - net....................................................        4,154,000         4,930,000
Cash surrender value of life insurance..........................................           66,000            55,000
                                                                                    -------------      ------------

                                                                                    $  15,985,000      $ 13,177,000
                                                                                    =============      ============


Note: The consolidated balance sheet at April 30, 1998 has been taken from the audited financial statements at that date.


The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)

-------------------------------------------------------------------------------------------------------------------

                                                                                     January 31,         April 30,
     LIABILITIES AND STOCKHOLDERS' EQUITY                                               1999               1998
                                                                                     ------------      ------------
                                                                                                          (Note)
Current liabilities
   Accounts payable.............................................................     $    522,000      $    805,000
   Accrued compensation.........................................................          904,000           399,000
   Accrued other................................................................          468,000           379,000
   Dividends payable............................................................              -             293,000
   Royalties payable............................................................          352,000           260,000
                                                                                     ------------      ------------

         Total current liabilities..............................................        2,246,000         2,136,000

Deferred income taxes...........................................................           86,000            86,000

Commitments and contingencies...................................................              -                 -

Stockholders' equity
   Common stock.................................................................          762,000           762,000
   Retained earnings............................................................       18,600,000        15,902,000
                                                                                     ------------      ------------

                                                                                       19,362,000        16,664,000

   Less cost of 177,300 shares of common stock held in treasury.................       (5,709,000)       (5,709,000)
                                                                                     ------------      ------------

                                                                                       13,653,000        10,955,000
                                                                                     ------------      ------------
                                                                                     $ 15,985,000      $ 13,177,000
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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

-------------------------------------------------------------------------------------------------------------------

                                                        Three months ended                 Nine months ended
                                                            January 31,                       January 31,
                                                 -------------------------------    -------------------------------
                                                      1999             1998              1999             1998
                                                 -------------    --------------    -------------    --------------
Sales ......................................        $3,473,000        $4,125,000      $15,569,000       $16,470,000

Cost of goods...............................         1,038,000         1,372,000        4,367,000         4,680,000
                                                    ----------        ----------      -----------       -----------

         Gross profit.......................         2,435,000         2,753,000       11,202,000        11,790,000

Operating expenses
   Selling, general and
      administrative........................         1,733,000         1,692,000        5,218,000         5,058,000
   Royalties................................           358,000           425,000        1,610,000         1,708,000
                                                    ----------        ----------      -----------       -----------

                                                     2,091,000         2,117,000        6,828,000         6,766,000
                                                    ----------        ----------      -----------       -----------

         Operating profit...................           344,000           636,000        4,374,000         5,024,000

Other income (expense)
   Gain on sale of investments..............               -              16,000              -              16,000
   Gain on sale of property
      and equipment.........................           264,000               -            264,000               -
   Interest income..........................            52,000            46,000           89,000           101,000
   Interest expense.........................               -             (27,000)             -            (158,000)
   Other ...................................             4,000             5,000           12,000             8,000
                                                    ----------        ----------      -----------       -----------

                                                       320,000            40,000          365,000           (33,000)
                                                    ----------        ----------      -----------       -----------

         Earnings before income
             taxes..........................           664,000           676,000        4,739,000         4,991,000

Income tax expense .........................           240,000           250,000        1,748,000         1,846,000
                                                    ----------        ----------      -----------       -----------


         NET EARNINGS.......................          $424,000          $426,000       $2,991,000        $3,145,000
                                                      ========          ========       ==========        ==========

Earnings per share..........................              $.73              $.73            $5.12             $5.38
                                                          ====              ====            =====             =====



The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 1999 AND 1998
(UNAUDITED)

-------------------------------------------------------------------------------------------------------------

                                                                                   Net
                                                                                unrealized
                                                                                gain (loss)
                                                                               on investment
                                                                                securities
                                             Common             Retained         available           Treasury
                                             stock              earnings         for sale              stock            Total
                                            --------           -----------     -------------        -----------      -----------
Balance at April 30, 1998...........        $762,000           $15,902,000        $    -            $(5,709,000)     $10,955,000

Net earnings for period.............             -               2,991,000             -                    -          2,991,000

Cash dividends declared
  ($.50 per share)..................             -                (293,000)            -                    -           (293,000)
                                            --------           -----------        --------          -----------      -----------

Balance at January 31, 1999.........        $762,000           $18,600,000        $    -            $(5,709,000)     $13,653,000
                                            ========           ===========        ========          ===========      ===========

Balance at April 30, 1997...........        $762,000           $13,513,000          $7,000          $(5,709,000)     $ 8,573,000

Net earnings........................             -               3,145,000             -                    -          3,145,000

Cash dividends declared
  ($.50 per share)..................             -                (293,000)            -                    -           (293,000)

Net change in unrealized
  gain (loss) on marketable
  equity securities earnings........             -                     -            (7,000)                 -             (7,000)
                                            --------           -----------        --------          -----------      -----------

Balance at January 31, 1998.........        $762,000           $16,365,000        $    -            $(5,709,000)     $11,418,000
                                            ========           ===========        ========          ===========      ===========



The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JANUARY 31,
(UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                                                                          1999              1998
                                                                                       ----------        ----------
Cash flows from operating activities:
   Net earnings ................................................................       $2,991,000        $3,145,000
   Adjustments to reconcile net earnings to net cash provided by operating activities
         Depreciation expense...................................................          288,000           245,000
         Amortization of prepublication costs...................................          714,000           813,000
         Profit on sales of available-for-sale securities.......................              -             (16,000)
         Profit on sale of property and equipment...............................         (264,000)              -
         Changes in operating assets and liabilities
             Accounts receivable................................................         (417,000)         (781,000)
             Inventories........................................................          370,000           589,000
             Other assets.......................................................          (27,000)          (15,000)
             Accounts payable...................................................         (283,000)         (378,000)
             Accrued expenses...................................................          594,000         1,033,000
             Royalties payable..................................................           92,000           200,000
                                                                                       ----------        ----------

                Net cash provided by operating activities.......................        4,058,000         4,835,000

Cash flows from investing activities:
   Proceeds from sales of available-for-sale securities.........................              -             101,000
   Proceeds from sales of property and equipment................................          845,000               -
   Purchases of property and equipment..........................................          (93,000)         (394,000)
   Purchases of prepublication costs............................................         (604,000)         (606,000)
   Increase in cash surrender value of officer's life insurance.................          (11,000)          (13,000)
                                                                                       ----------        ----------

                Net cash provided by (used in) investing activities.............          137,000          (912,000)

Cash flows from financing activities:
   Principal payments on long-term debt.........................................              -          (1,303,000)
   Principal payments on short-term debt........................................              -            (651,000)
   Dividends paid...............................................................         (586,000)         (586,000)
                                                                                       ----------        ----------

                Net cash used in financing activities...........................         (586,000)       (2,540,000)
                                                                                       ----------        ----------

                Increase in cash and cash equivalents...........................        3,609,000         1,383,000

Cash and cash equivalents at beginning of period................................        2,119,000         2,613,000
                                                                                       ----------        ----------

Cash and cash equivalents at end of period......................................       $5,728,000        $3,996,000
                                                                                       ==========        ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period for Income taxes - net...........................       $1,626,000        $1,566,000
                                                                                       ==========        ==========



The accompanying notes are an integral part of these statements.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 1999
(UNAUDITED)

--------------------------------------------------------------------------------

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's business is seasonal, and operating results for the three month and nine month periods ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1998.

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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 1999
(UNAUDITED)

--------------------------------------------------------------------------------

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVENTORIES

Inventories are valued at the lower of cost or market. Cost of inventories was determined by the last-in, first-out (LIFO) and the first-in, first-out (FIFO) methods as summarized below (see note B):

                                                   January 31,        April 30,
                                                      1999              1998
                                                   ----------        ----------

Last-in, first-out method......................    $1,991,000        $2,330,000
First-in, first-out method.....................        54,000            85,000
                                                   ----------        ----------

                                                   $2,045,000        $2,415,000
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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 1999
(UNAUDITED)

--------------------------------------------------------------------------------

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

EARNINGS PER SHARE

Earnings per share is computed on the weighted average number of shares outstanding for the period. The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. The Company has adopted the provisions of SFAS No. 128 in these financial statements. Earnings per share is computed on the weighted average number of shares of 584,700 for the periods ending January 31, 1999 and 1998, respectively.

COMMON STOCK

The Company has 1,000,000 shares of $1 par value common stock authorized and 762,000 shares issued, of which 177,300 shares have been repurchased by the Company. As of January 31, 1999 and April 30, 1998 the Company had 584,700 shares outstanding.

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 1999
(UNAUDITED)

--------------------------------------------------------------------------------

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of such assets approximates their fair value.

RECLASSIFICATIONS

Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

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

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 1999
(UNAUDITED)

--------------------------------------------------------------------------------

NOTE B - INVENTORIES

Inventories consist of the following:

                                               January 31,        April 30,
                                                  1999              1998
                                               ----------        ----------

Raw materials..............................    $   45,000        $   87,000
Work-in-process............................        54,000            85,000
Finished goods.............................     1,446,000         2,243,000
                                               ----------        ----------

                                               $2,045,000        $2,415,000
                                               ==========        ==========

Inventories would have been $2,747,000 and $2,640,000 higher at January 31, 1999 and April 30, 1998, respectively, if the FIFO method of accounting had been used on all inventories.

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

--------------------------------------------------------------------------------

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                               January 31,        April 30,
                                                  1999              1998
                                               ----------        ----------

Land.......................................    $  739,000        $  814,000
Buildings and improvements.................     2,991,000         4,056,000
Equipment..................................     1,950,000         1,857,000
                                               ----------        ----------
                                                5,680,000         6,727,000
Less accumulated depreciation..............     1,526,000         1,797,000
                                               ----------        ----------
                                               $4,154,000        $4,930,000
                                               ==========        ==========

PART I - FINANCIAL STATEMENTS
FORM 10-Q
THE GOODHEART-WILLCOX COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 1999
(UNAUDITED)

--------------------------------------------------------------------------------

NOTE D - INCOME TAXES

Income tax expense varies from the amount computed by applying the statutory Federal income tax rate to earnings before income taxes primarily because of state income taxes, tax-exempt interest income, and officer's life insurance.

--------------------------------------------------------------------------------

NOTE E - EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan, covering all full-time employees. Company contributions are voluntary and at the discretion of the Board of Directors. Annual contributions by the Company cannot exceed 15% of eligible compensation. The Company has recorded contributions amounting to $268,000 and $276,000 for the nine months ended January 31, 1999 and 1998, respectively.

Effective May 1, 1994, the Company adopted The Goodheart-Willcox Company, Inc. Supplemental Executive Retirement Plan for the benefit of certain management employees as determined by the Board of Directors. The purpose of the plan is to provide additional benefits for those participants who have profit sharing benefits limited by the Internal Revenue Code.

--------------------------------------------------------------------------------

NOTE F - COMMITMENTS AND CONTINGENCIES

The Company has entered into employment agreements with the former Chairman of the Board of Directors and President that provides for annual compensation and certain other benefits including death benefit payments equal to two years salary. The present value of the estimated death benefit payable under these agreements of approximately $160,000 is included in accrued compensation at January 31, 1999 and April 30, 1998.

                         PART I - FINANCIAL INFORMATION

                                    FORM 10-Q

                       THE GOODHEART-WILLCOX COMPANY, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Third Quarter Fiscal 1999 Compared With Third Quarter Fiscal 1998

OPERATING RESULTS

The Company's net sales for the third quarter of fiscal 1999 decreased $652,000 or approximately 16% less than the same quarter in the previous fiscal year. This decrease resulted from the absence in the third quarter of any reported state adoptions in the curriculum areas served by the Company's product lines. In the third quarter of fiscal 1998, net sales increased $790,000 or approximately 24% more than the same quarter in the previous fiscal year, an increase which benefited from the reported results in the Alabama textbook adoption, coupled with strong sales in open territories, along with selective price increases. For the nine months ending January 31, 1999, net sales decreased $901,000 or approximately 5% less compared to the same nine-month period in the prior fiscal year. The decrease in net sales for the first nine months of fiscal 1999 is attributed to the absence of states adoptions calling for the products published in the curriculum areas served by Goodheart-Willcox. For the nine months ending January 31, 1998, net sales increased $2,123,000 for an approximate 15% improvement compared to the same period for the prior fiscal year. The net sales increase for the first nine months of fiscal 1998 was due to stronger orders for the Company's products from open territories and increased orders from the adoption states of North Carolina, Kentucky, and Alabama, along with selective price increases. State textbook adoptions, which contribute substantially to the Company's sales, historically have been held at regular intervals. During the past several years the intervals between adoption periods have been significantly increased. However, fiscal 1999 is an exception to the typical cyclical pattern of state textbook adoptions in that there is an absence of opportunity to submit products for sales in any of the categories in which the Company publishes textbooks or supplements. Selective price increases are made each year on a product-by-product basis after considering the cost of paper, printing, and binding, the overhead contribution, and competitive pricing. The selective price increases will not totally offset any significant decline in educational expenditures for textbooks and supplements. The reserve for future returns may experience minor fluctuations to reflect current business practices and expectations for the return rate for various product categories and markets.

The cost of goods sold as a percentage of sales in the third quarter of fiscal 1999 was 30% compared to 33% in the third quarter of fiscal 1998 and 34% in the third quarter of fiscal 1997. For the nine months ending January 31, 1999, the cost of goods sold as a percentage of sales was 28% compared to 28% for the first nine months of fiscal 1998 and 32% for the first nine months of fiscal 1997. The relatively stable ratio of the cost of goods sold as a percentage of sales for the first nine months of fiscal 1999 was the result of adjusting print quantities to match the projected absence of state adoptions coupled with careful decisions regarding the quantities of products manufactured for initial press runs for new titles as well as the quantities selected for reprints of backlist titles, factoring in decisions which matched product characteristics with the available manufacturing technology provided by suppliers. The change in the ratio of the cost of goods sold as a percentage of sales for the first nine months of fiscal 1998 reflected more favorable paper prices in a period of increased sales and larger or more favorable sized press runs ordered in anticipation of strong sales for the period. The change in the ratio of cost of goods sold as a percentage of sales for the first nine months of fiscal 1997 reflected the build up of inventory, in preparation for the seasonal selling patterns before the opening of schools, which took place during a period of higher paper prices. As stated in a recent annual report, "It is possible that the Company will not be able to pass through all the paper price increases to our customers." While recent paper prices have been relatively stable, factors affecting the ratio of the cost of goods sold as a percentage of sales are the result of decisions regarding selected selling price increases, adjustments to the print and reprint quantities, and the application of computer technology by outside suppliers permitting shorter press runs, reduction in manufacturing turn-around, the elimination of traditional film processes coupled with consistent high quality allowing Goodheart-Willcox to better control the unit cost of textbooks and supplements. Management decisions must be balanced between the relative cost of the goods created and sold versus the investment affecting the timing of when new or revised products come to market and contribute to sales.

Operating expenses for the third quarter of fiscal 1999 consisting of royalties, selling, general, and administrative expenses decreased $26,000 or approximately 1% less than the third quarter of fiscal 1998. The operating expenses for the third quarter of fiscal 1998 consisting of royalties, selling, general, and administrative expenses increased $202,000 or approximately 11% over the third quarter of fiscal 1997. For the nine months ending January 31, 1999, the operating expenses consisting of royalties as well as selling, general, and administrative expenses increased $62,000 or approximately 1% over the same period in the previous year. The operating expenses for the first nine months of fiscal 1998 increased $622,000 or approximately 10% as compared to the first nine months of fiscal 1997. As a percentage of sales, the selling, general, and administrative expenses for the third quarter of fiscal 1999 was 50% compared to 41% for the third quarter of fiscal 1998 and 47% for the third quarter of fiscal 1997. For the nine month period ending January 31, 1999, the selling, general, and administrative expenses as percentage of sales was 34% compared to 31% for the same period in fiscal 1998 and 32% for the same period in fiscal 1997. A major component of the operating expenses is the distribution of sample textbooks and supplements as a marketing tool that is unique to the textbook industry. In the first nine months of fiscal 1999, the sampling expenses relating to the promotion of new and revised products decreased to $354,000 from $373,000 from the same period in the previous fiscal. In fiscal 1999, it must be recognized that sampling expenses in the first nine months for future adoption consideration was diminished due to the absence of state adoption calls in the curriculum areas served by the Company's products compared to previous years.

The 16% decrease in net sales during the third quarter of fiscal 1999, coupled with a 30% cost of goods sold as a percentage of sales and a 1% lower operating expense, decreased the Company's income from operations by $292,000 down to $344,000. For the third quarter of fiscal 1998, the

24% increase in net sales coupled with a 33% cost of goods sold as a percentage of sales and 11% higher operating expenses, increased the income from operations by $346,000 up to $636,000. For the third quarter of fiscal 1997, the 14% increase in net sales coupled with a 34% cost of goods sold as a percentage of sales and an 8% higher operating expense, increased the Company's income from operations by $279,000 up to $290,000. For the nine months ending January 31, 1999, the 5% decrease in net sales and the 1% increase in operating expenses coupled with a 28% cost of goods sold as a percentage of sales decreased the Company's income from operations by $650,000 or approximately 13%, to $4,374,000. For the nine months ending January 31, 1998, the 15% increase in net sales and the 10% increase in operating expenses coupled with a lower cost of goods sold as a percentage of sales at 28% increased the Company's income from operations by $1,398,000, or approximately 39%, to $5,024,000. For the nine months ending January 31, 1997, as compared to the first nine months of fiscal 1996, the 15% increase in net sales and the 8% increase in operating expenses coupled with the 32% cost of goods sold as a percentage of sales increased the Company's income from operations by $1,089,000, or approximately 43%, to $3,626,000. Other income for the third quarter of fiscal 1999 was $320,000 compared to $40,000 in the third quarter of fiscal 1998 and $41,000 in the third quarter of fiscal 1997. Other income for the third quarter of fiscal 1999 benefited from the sale of the former business and distribution facility in South Holland, Illinois. For the nine-month period ending January 31, 1999, other income was $365,000 compared to an expense of $33,000 in the first nine months of fiscal 1998 and income of $97,000 in the first nine months of fiscal 1997. The change in other income in the first nine months of fiscal 1999 is primarily attributed to the sale of the former facility. The change in other income or expense in the first nine months of fiscal 1998 is primarily attributed to the interest expense related to the repurchase of the Company's stock. Another factor influencing other income or expense may be attributed to reduced interest income due to investment in the new facility, and new hardware and software. As shown in the consolidated statements of earnings, net earnings were similar for the third quarters of fiscal 1999 and fiscal 1998, while net earnings for the nine-month period decreased $154,000 for the current fiscal year. The Company's fiscal year ending April 30th divides the purchasing patterns of its educational customers such that the major marketing and inventory buildup efforts and investment occur at the end of the fiscal year, while the resulting sales primarily follow in the first two quarters of the following fiscal year.

LIQUIDITY

Cash and cash equivalents totaled $5,728,000 at January 31, 1999, an increase of $3,609,000 from the fiscal year ended April 30, 1998. Accounts receivable, net of allowances for doubtful receivables and sales returns totaled $2,078,000 at January 31, 1999, and increase of $417,000 from the fiscal year ended April 30, 1998. For the quarter ending January 31, 1999, the company had no long-term debt, compared to the quarter ending January 31, 1998 when the Company had long-term debt of $1,302,000 resulting from the repurchase of the Company's stock. As shown in the statements of cash flows, the cash provided by the operating activities of the Company for the first nine months of fiscal 1999 amounted to $4,058,000 as compared to $4,835,000 for the first nine months of fiscal 1998, a change which is attributable to a decrease in net earnings after adjustments to accounts primarily covering amortization of prepublication costs, profit on the sale of property, inventories, accounts payable, accrued expenses, and royalties payable. The cash provided by the operating activities of the Company for the first nine months of fiscal 1998 amounted to $4,835,000, as compared to $3,816,000 for the first nine months of fiscal 1997, a change which is attributed to an increase in net earnings after adjustments to accounts primarily covering amortization of prepublication expenses, accounts receivable, inventories, accounts payable, accrued expenses, and royalties payable. The significant changes in the assets and liabilities for the first nine months of fiscal 1999 include increases in cash and cash equivalents, accounts receivable, accrued expenses, and royalties payable, a decrease in property and equipment due to the sale of the South Holland facility, and a decreases in inventories. The significant changes in assets and liabilities for the first nine months of fiscal 1998 include a decrease in both the current portion and long term portion of the note payable from the repurchase of the Company's stock, an increase in accounts receivable, a decrease in inventories due to strong sales, a decrease in securities available for sale, and a decrease in accounts payable. There have been no changes in business practices including credit terms or collection efforts from previous years.

Investment in new and revised products for the first nine months of fiscal 1999 was $604,000 or a decrease of $2,000 from the first nine months of fiscal 1998 when $606,000 was used for the purchase of prepublication services. Investment in new and revised products for the first nine months of fiscal 1998 was $606,000 or a decrease of $62,000 from the first nine months of fiscal 1997 when $668,000 was used for the purchase of prepublication services. The rate of investment in new and revised products as a percentage of sales for the first nine months of fiscal 1999 was approximately 4% compared with the previous year's first nine months of rate of investment of 4%. The Company currently intends to maintain its traditional pace of prepublication investment in products and services in future quarters to maintain a publishing program of adding new titles and products to the line while revising a backlist of products to match marketing and customer needs with attention directed at year 2000 copyrights. With advances in general technology, the magnitude of revision efforts required to keep the industrial and technical product line up-to-date has typically increased investment allocations over patterns earlier in the decade. In the first nine months of fiscal 1999, $93,000 was invested in property and equipment compared to $394,000 invested in the first nine months of fiscal 1998, a decrease of $301,000, which may be attributed primarily to the acquisition of new hardware and software to strengthen the business and marketing functions of the Company. In the third quarter ending January 31, 1999, investment activity of the Company reflects the proceeds of $845,000 from the sale of its previous facility. In the third quarter ending January 31, 1998, investment activity resulted in the sale of securities with a small gain.

The primary financing use of cash in the nine months ending January 31, 1999 was the payment of dividends at the rate of $1.00 per share which was the same rate as paid in the first nine months of fiscal 1998. In the first nine months of fiscal 1999 no interest or principal payments were made. In the first nine months of fiscal 1998, $1,954,000 of internally generated funds was applied against the principal of the note payable, $651,000 paid against the current installment due, and $1,302,000 prepaid against installments not yet due.

The first and second quarters of the Company have historically displayed increased shipments and increased growth in accounts receivable while inventory declined. The third quarter in fiscal 1999 did not include significant state adoption sales when compared to previous third quarters. The fourth quarter has historically displayed an anticipated growth in inventory as new and revised products are published for the next calendar/copyright year and for the next marketing cycle. The seasonal and cyclical nature of selling products such as textbooks and supplements into the educational market with two separate semesters tends to affect the periodic liquidity of the Company.

CAPITAL RESOURCES

It is anticipated that the Company's future capital needs will be met from internally generated funds. The investment in computer software and hardware on a department-by-department basis, such as the editorial, creative, or sales areas, will be met from operating cash flows. In the first nine months of fiscal 1999, the Company converted to new software and hardware for the business, marketing, and distribution operations to improve customer service, inventory and warehouse management, and information technology. The business, marketing, and distribution software and hardware were acquired in fiscal 1998 using internally generated funds. Also in fiscal 1998, the creative area acquired a new network server and workstations enabling the conversion to more productive software for the design and assembly of products. For fiscal 1999, the projected investment in prepublication products and services is expected to follow the typical pattern established in previous years with plans to revise popular backlist titles and to publish new products for the Company's line of textbooks and supplements. Attention will be paid to copyright year 2000 issues so backlist titles in the product line are included in a revision schedule. The Company's previous land and building in South Holland, Illinois were sold in the third quarter ending January 31, 1999 and is recorded as a decrease in net property and equipment, and increase in cash and cash equivalents, and as an increase in other income as a gain in sale of property and equipment. In fiscal 1998, prepayment of the installment note issued in the purchase of the Company's stock was completed using internally generated funds. The prepayment in fiscal 1998 of the principal on the outstanding debt saved $637,000 in interest expense for the Company.

THE EFFECTS OF INFLATION

Inflation affects the Company due to increases in the costs of materials and services which may not be passed through to customers. Fiscal 1998 showed a slight tightening of available press time in the short term, thus necessitating clearer projections for initial printings or reprints. The first nine months of fiscal 1999 displayed less tightening of press time, however the lessons of previous years leads the Company to continue careful planning with suppliers and manufacturers to assure predictable delivery of products into inventory for ultimate sales to customers. Paper prices in fiscal 1998 and in the first nine months of fiscal 1999 did not experience dramatic changes, thus allowing moderate reaction in setting price adjustments for the Company's products. Advance planning and shifting grades of paper for marketing reasons may soften the effect of some of the paper price fluctuations. The ability of the Company to reflect cost increases from suppliers and from internal pressures in the selling price of Goodheart-Willcox products depends upon the pricing of competing product lines and general market conditions which may require the Company to absorb part of the cost increases, whether the result of increases in paper, other materials, or services. The Company manages its cost of conducting business in these fast-paced times by using various suppliers, reviewing the variety of paper grades appropriate for various titles and products, scheduling press runs in batches, using direct-to-plate technology, balancing the quantities printed with consideration for the unit cost versus the inventory turnover, nurturing close relationships with key suppliers, all the while staying alert to outside opportunities available to meet key deadlines.

IMPACT OF YEAR 2000

The business, customer service, marketing, warehousing and distribution operations acquired new vendor-supported software in fiscal 1998 and are now Year 2000 compliant. The Company believes that with the conversion in fiscal 1998 and 1999 to new software and hardware along with any future upgrading of the vendor-supported software, the year 2000 issue should not pose significant internal operational difficulties. Future vendor-supported software upgrades will not be material to the Company's results of operation or financial condition. In addition to address internal considerations, the Company believes that there can be no guarantee that the systems of external suppliers, manufacturers, or customers will be converted in a timely manner, thus potentially having an adverse effect.

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